Form 10-Q
period 2010-03-31
Baltic Trading Ltd
filed 2010-05-12
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 001-34648

BALTIC TRADING LIMITED
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands (State or other jurisdiction of incorporation or organization)	98-0637837 (I.R.S. Employer Identification No.)

299 Park Avenue, 20th Floor, New York, New York 10171 (Address of principal executive offices) (Zip Code)

(646) 443-8550 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                            Accelerated filer  ❒
Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                                                                                                              Smaller reporting company  ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2010:
common stock, $0.01 per share — 16,778,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

a)	Condensed Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	4

b)	Condensed Consolidated Statement of Operations - For the three months ended March 31, 2010	5

c)	Condensed Consolidated Statement of Shareholders’ Equity (Deficit) - For the three months ended March 31, 2010	6

d)	Condensed Consolidated Statement of Cash Flows - For the three months ended March 31, 2010	7

e)	Notes to Condensed Consolidated Financial Statements For the three months ended March 31, 2010	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II       OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of March 31, 2010
and December 31, 2009
(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$249,215,315	$1
Due from Parent	351,707	—
Prepaid expenses and other current assets	571,968	—
Total current assets	250,138,990	1

Noncurrent assets:
Deferred registration costs	—	834,109
Fixed assets, net of accumulated depreciation of $44 and $0, respectively	23,956	—
Deferred financing costs	376,186	—
Deposits on vessels	35,673,678	—
Total noncurrent assets	36,073,820	834,109

Total assets	$286,212,810	$834,110

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,192,162	$—
Due to Parent	—	849,929
Total current liabilities	1,192,162	849,929

Total liabilities	1,192,162	849,929

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Capital stock, par value $0.01; 0 and 100 shares authorized and 0 and 100 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	1
Common stock, par value $0.01; 500,000,000 and 0 shares authorized and 16,778,500 and 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	167,785	—
Class B stock, par value $0.01; 100,000,000 and 0 shares authorized and 5,699,088 and 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	56,991	—
Paid-in capital	285,321,934	—
Accumulated deficit	(526,062)	(15,820)
Total shareholders’ equity (deficit)	285,020,648	(15,819)

Total liabilities and shareholders’ equity (deficit)	$286,212,810	$834,110

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2010
(Unaudited)

Revenues	$—

Operating expenses:
General, administrative and management fees	483,861
Depreciation and amortization	44

Total operating expenses	483,905

Operating loss	(483,905)

Other (expense) income:
Interest income	22,274
Interest expense	(48,611)

Other expense	(26,337)

Net loss	$(510,242)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.09)
Net loss per share-diluted	$(0.09)

Dividends declared per share of common and Class B Stock	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Shareholders’ Equity (Deficit)
For the Three Months Ended March 31, 2010
(Unaudited)

	Capital Stock	Class B Stock Par Value	Common Stock Par Value	Paid in Capital	Accumulated Deficit	Total
Balance – January 1, 2010	$1	$—		$—	$(15,820)	$(15,819)

Net loss					(510,242)	(510,242)

Capital contribution from Genco for exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)	56,991		74,943,010		75,000,000

Issuance of 16,300,000 shares of common stock			163,000	210,172,761		210,335,761

Issuance of 478,500 shares of nonvested common stock			4,785	(4,785)		—

Nonvested stock amortization				210,948		210,948

Balance – March 31, 2010	$—	$56,991	$167,785	$285,321,934	$(526,062)	$285,020,648

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010
(Unaudited)

Cash flows from operating activities:
Net loss	$(510,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	44
Amortization of nonvested stock compensation expense	210,948
Change in assets and liabilities:
Increase in prepaid expenses and other current assets	(571,968)
Increase in accounts payable and accrued expenses	245,725
Increase in due from Parent	(351,707)
Decrease in due to Parent	(15,820)

Net cash used in operating activities	(993,020)

Cash flows from investing activities:
Deposits on vessels	(35,578,123)

Net cash used in investing activities	(35,578,123)

Cash flows from financing activities:
Capital contribution from Parent	75,000,000
Proceeds from issuance of common stock	214,508,000
Payments of common stock issuance costs	(3,409,043)
Payment of deferred financing costs	(312,500)

Net cash provided by financing activities	285,786,457

Net increase in cash and cash equivalents	249,215,314

Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$249,215,315

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited

Notes to Condensed Consolidated Financial Statements (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Baltic Trading Limited (“Baltic Trading”) and its wholly owned subsidiaries (collectively, the “Company”).  The Company was formed to own and employ drybulk vessels in the spot market.  The spot market represents immediate chartering of a vessel, usually for single voyages, including spot market-related time charters.  Baltic Trading was formed on October 6, 2009, under the laws of the Republic of the Marshall Islands.

At March 31, 2010, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Expected Delivery Date (1)	Year Built

Baltic Leopard Limited...........................................	Baltic Leopard	53,000	April 2010	2009
Baltic Panther Limited............................................	Baltic Panther	53,000	April 2010	2009
Baltic Cougar Limited.............................................	Baltic Cougar	53,000	May 2010	2009
Baltic Jaguar Limited..............................................	Baltic Jaguar	53,000	May 2010	2009
Baltic Bear Limited..................................................	Baltic Bear	177,000	May 2010	2010 (2)
Baltic Wolf Limited.................................................	Baltic Wolf	177,000	October 2010	2010 (2)

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.  Baltic Trading took delivery of the Baltic Leopard on April 8, 2010 and the Baltic Panther on April 29, 2010.

(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

On March 15, 2010, the Company completed its initial public offering (“IPO”) of 16,300,000 common shares at $14.00 per share, which resulted in gross proceeds of $228,200,000.  After underwriting commissions and other registration expenses, the Company received net proceeds of $210,335,761 to be used by the Company for completion of the acquisition of its initial fleet of vessels as well as for working capital purposes.

Prior to the IPO, the Company was a wholly-owned subsidiary of Genco Investments LLC, which in turn is a wholly-owned subsidiary of Genco Shipping & Trading Limited (“Genco” or “Parent”).  After the completion of the IPO and issuance of restricted shares, Genco owned, directly or indirectly, 5,699,088 shares of the Company’s Class B stock, representing a 25.35% ownership interest in the Company and 83.59% of the aggregate voting power of the Company’s outstanding shares of voting stock.  The 100 shares of capital stock previously owned by Genco were surrendered in connection with Genco’s subscription for 5,699,088 of the Company’s Class B stock pursuant to the subscription agreement entered into between Genco and the Company.  Additionally, pursuant to the subscription agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive an additional number of shares of Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under the Company’s 2010 Equity Incentive Plan.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Baltic Trading and its wholly owned ship-owning subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements included in the Company’s Registration Statement on Form S-1, as amended (the “Registration Statement”) (See Registration Statement No. 333-162456).

Cash and cash equivalents

The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Deferred registration costs

            Deferred Registration costs represent costs associated with preparing the Company for a public offering. Such costs consist primarily of professional fees and printing costs. These costs were offset against proceeds received from the IPO, which closed on March 15, 2010.

Deferred financing costs

Deferred financing costs, consist of fees, commissions and legal expenses associated with obtaining loan facilities.  These costs will be amortized over the life of the related loan facility and are included in interest expense.

Due to/from Parent

Due to/from Parent consists of amounts due to/from Genco which in turn represent the timing of payments for amounts due to the Company primarily consisting of fees payable to Parent pursuant to the Management Agreement between the Company and Genco for commercial, technical, administrative and strategic services necessary to support the Company’s business.  At December 31, 2009, prior to the Company’s IPO, this amount consisted of costs borne by Genco on behalf of the Company as part of the IPO which were reimbursed to Genco once the offering was completed.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2010, the Company had no United States operations and no United States source income.  Thus, the Company is not currently subject to income tax in the United States.

Nonvested stock awards

The Company follows Accounting Standards Codification (“ASC”) subtopic 718-10, Compensation – Stock Compensation (“ASC 718-10”), for nonvested stock issued under its equity incentive plan.  Compensation costs from nonvested stock have been classified as a component of paid-in capital.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company maintains all of its cash and cash equivalents with two financial institutions.  None of the Company's cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $95,555 associated with deposits on vessels and $24,000 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $63,686 associated with deferred financing fees and $763,196 associated with the payment of common stock issuance costs related to the IPO of the Company.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock were granted under the Baltic Trading Limited 2010 Equity Incentive Plan and will vest ratably in annual installments over a four-year period commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Lastly, on March 15, 2010, the Company made grants of nonvested common stock under the Baltic Trading Limited 2010 Equity Incentive Plan in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $175,000 based on the IPO price of $14.00 per share.

4 - VESSEL ACQUISITIONS

On February 19, 2010, the Company entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009 built Supramax drybulk vessels for an aggregate price of $140,000,000.  On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200,000.   These Capesize vessels are in the process of being built.  The purchases are subject to customary documentation and closing conditions.  Following the execution of these agreements, the Company paid cumulative deposits totaling $35,540,000 to the aforementioned unaffiliated parties.  The Company intends to finance these vessels using proceeds from the IPO.  Refer to Note 1 – General Information for a listing of the vessels for which the Company has entered into agreements to purchase.

5 - EARNINGS PER COMMON SHARE

The computation of net (loss) income per share of common stock and Class B shares is in accordance with ASC 260 – Earnings Per Share, using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 12 – Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 478,500 nonvested shares outstanding at March 31, 2010 (see Note 12 – Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

Under the Company’s Amended and Restated Articles of Incorporation, the rights, including dividend rights, of the holders of the Company’s common and Class B shares are identical, except with respect to voting.  Further, the Company’s Amended and Restated Articles of Incorporation and Marshall Islands law embody safeguards against modifying the identical rights of the Company’s common stock and Class B stock to dividends.  Specifically, Marshall Islands law provides that amendments to our Amended and Restated Articles of Incorporation which would have the effect of adversely altering the powers, preferences, or special rights of a given class of stock (in this case the right of the Company’s common stock to receive an equal dividend to any declared on our Class B stock) must be approved by the class of stock adversely affected by the proposed amendment.  As a result, and in accordance with ASC 260 – Earnings Per Share, the undistributed (loss) earnings are allocated based on the contractual participation rights of the common and Class B shares as if the (loss) earnings for the year had been distributed.  As the liquidation and dividend rights are identical, the undistributed (loss) earnings are allocated on a proportionate basis.  Further, the conversion of Class B shares is assumed in the computation of the diluted net (loss) income per share of common stock, the undistributed (loss) earnings are equal to net (loss) income for that computation.

The Company was formed with 100 shares of capital stock during October of 2009 and on March 3, 2010, Genco made an additional capital contribution of $75,000,000 and surrendered the 100 shares of capital stock for 5,699,088 shares of Class B stock.  The net loss attributable to the period from January 1, 2010 to March 2, 2010 was insignificant and therefore the Company has not allocated any of the net loss to the capital stock.  The following table sets forth the computation of basic and diluted net loss per share of capital stock, common stock and Class B stock:

	Three Months Ended March 31, 2010
	Capital Stock	Common		Class B
Basic net loss per share:
Numerator:
Allocation of undistributed loss	$—		$(349,269)		$(160,973)

Denominator:
Weighted average shares outstanding	68		3,984,444		1,836,373

Basic net loss per share	$—	$	(0.09)	$	(0.09)

Diluted net loss per share:
Numerator:
Allocation of undistributed loss	$—		$(349,269)		$(160,973)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	—		(160,973)		—
Allocation of undistributed loss	$—		$(510,242)		$(160,973)

Denominator:
Weighted average shares outstanding used in basic computation	68		3,984,444		1,836,373
Add:
Conversion of Class B to common shares	—		1,836,373		—
Dilutive effect of nonvested stock awards	—		—		—

Weighted average shares outstanding, dilutive	68		5,820,817		1,836,373

Diluted net loss per share	$—	$	(0.09)	$	(0.09)

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

The Company receives internal audit services from an employee of Genco, the parent company that manages the Company.   For the three months ended March 31, 2010, the Company incurred internal audit service fees of $3,103 which are reimbursable to Genco.  At March 31, 2010 and December 31, 2009, the amount due to Genco from the Company was $0 for such services.

During the three months ended March 31, 2010, the Company incurred legal services aggregating $44,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2010 and December 31, 2009, $44,433 and $0 was outstanding to Constantine Georgiopoulos.

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  Refer to Note 14 – Commitments and Contingencies for a description of the terms of the Management Agreement.  For the three months ended March 31, 2010, there were no costs incurred pursuant to the Management Agreement with Genco as the first vessel delivery did not occur until the second quarter of 2010.  At March 31, 2010 and December 31, 2009, the amount due to Genco from the Company was $0 for such services.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”).  The 2010 Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, the Company paid an upfront fee of $312,500.  Additionally, upon executing the 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.

The Company intends to use the 2010 Credit Facility primarily for bridge financing for future vessel acquisitions.  In addition, under this facility, borrowings of up to $25,000,000 are available for working capital purposes.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding must be repaid in full on the 2010 Credit Facility's maturity date.

Borrowings under the 2010 Credit Facility will be secured by liens on the Company’s initial vessels, once delivered (and any acceptable replacement vessels), and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels.  Alternatively, the Company may provide cash collateral equal to $225,000,000 minus the aggregate purchase price of its first five vessels expected to be delivered if the Company wishes to draw down on the 2010 Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  This cash collateral would be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Credit Facility.  The Company’s subsidiaries owning the Company’s initial vessels will act as guarantors under the 2010 Credit Facility.

All amounts owing under the 2010 Credit Facility are also secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s initial vessels;

•	an assignment of any and all earnings of the Company’s vessels; and

•	an assignment of all insurance on the mortgaged vessels.

The 2010 Credit Facility requires the Company to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of our initial vessels (or acceptable replacement vessels); limitations on changes to our Management Agreement with Genco; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

The 2010 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which is to be tested starting June 30, 2010:

•	Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750,000 per vessel.

•
Consolidated net worth must be greater than (i) 75% of the net proceeds of the IPO plus (ii) the $75,000,000 equity contribution from Genco, plus (iii) 50% of the value of any subsequent primary equity offerings of the Company.

•
The aggregate fair market value of the mortgaged vessels must at all times be at least 160% of the aggregate outstanding principal amount under the 2010 Credit Facility.  However, if any borrowings, other than working capital borrowings, are not repaid with 12 months of the drawdown thereof, then the aggregate fair market value of the mortgaged vessels must at all times be at least 200% of the aggregate outstanding principal amount under the 2010 Credit Facility.

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of March 31, 2010.

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	March 31, 2010	December 31, 2009
Prepaid expenses	$563,026	$—
Interest receivable on deposits for vessels to be acquired	6,718	—
Other	2,224	—
Total	$571,968	$—

9 – DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities.  These costs will be amortized over the life of the related loan facility, and will be included in interest expense.  The Company has unamortized deferred financing costs of $376,186 and $0 at March 31, 2010 and December 31, 2009, respectively, associated with the 2010 Credit Facility.   These fees will be amortized beginning April 16, 2010 when the credit agreement was signed.  Refer to Note 15 – Subsequent Events for further information.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$271,597	$—
Accrued general, administrative and management fees	920,565	—
Total	$1,192,162	$—

11 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2010	December 31, 2009
Fixed assets:
Computer equipment	$24,000	$—
Total cost	24,000	—
Less: accumulated depreciation	44	—
Total	$23,956	$—

Depreciation expense for fixed assets for the three months ended March 31, 2010 was $44.

12 - NONVESTED STOCK AWARDS

On March 3, 2010, the Company’s board of directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Plan”).  Under the Plan, the Company’s board of directors, the compensation committee, or another designated committee of the board of directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to the Company or Genco whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

Grants of restricted stock to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, made in connection with the Company’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to directors made following the Company’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2011.

The following table presents a summary of the Company’s nonvested stock awards for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2010	478,500	$14.00

For the three months ended March 31, 2010, the Company recognized nonvested stock amortization expense, which is included in general, administrative and management fees, as follows:

Three Months Ended March 31, 2010
General, administrative and management fees	$210,948

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.88 years.

13 - LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

14 – COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consists of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company. Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025. If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if we do not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term. If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company's material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date. The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. If the Management Agreement terminates during its initial year, the termination payment will be approximately $9.6 million, based on five times an amount of approximately $1.9 million. Refer to Note 6 – Related Party Transaction for any costs incurred during the first quarter of 2010 pursuant to the Manager Agreement.

15 – SUBSEQUENT EVENTS

On April 8, 2010 and April 29, 2010, the Company took delivery of the Baltic Leopard and Baltic Panther, both 53,000 dwt Supramax vessels built in 2009.  The Company paid $63,000,000, representing ninety percent of the remaining purchase price of these two vessels.

On April 16, 2010, Baltic Trading executed a credit agreement and other definitive documentation for its 2010 Credit Facility.  Baltic Trading had previously announced the bank commitment for the 2010 Credit Facility in the Registration Statement.  The 2010 Credit Facility is underwritten by Nordea Bank Finland plc, acting through its New York branch.  See Note 7 – Debt for a further description of the 2010 Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) expectations of our ability to pay dividends on our common stock and Class B shares; (ii) future financial condition or results of operations and future revenues and expenses; (iii) the repayment of our debt, if any; (iv) general market conditions and shipping market trends, including charter rates and factors affecting supply and demand; (v) expected compliance with financing agreements and the expected effect of restrictive covenants in such agreements; (vi) planned capital expenditures and the ability to fund capital expenditures from external financing sources; (vii) the need to establish reserves that would reduce dividends on our common stock and Class B shares; (viii) future supply of, and demand for, drybulk cargoes; (ix) changes in demand or rates in the drybulk shipping industry; (x) changes in the supply of or demand for drybulk products, generally or in particular regions; (xi) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (xii) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (xiii) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management  fee expenses; (xiv) the adequacy of our insurance arrangements; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xvii) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xviii) the ability to maximize the use of vessels; (xix) operating expenses, availability of crew, number of off-hire days, drydocking requirements and insurance costs;  (xx) expected pursuit of strategic opportunities, including the acquisition of vessels and expansion into new markets; (xxi) expected financial flexibility to pursue acquisitions and other expansion opportunities; (xxii) the ability to compete successfully for future chartering and newbuilding opportunities; (xxiii) the anticipated incremental general, administrative and management fee expenses as a public company and expenses under service agreements with other affiliates of Genco; (xxiv) the anticipated taxation of our company and distributions to our shareholders; (xxv) the expected lifespan of our vessels; (xxvi) the expected demand in the drybulk shipping sector in general and the demand for vessels in particular; (xxvii) customers' increasing emphasis on environmental and safety concerns; (xxviii) anticipated funds for liquidity needs and the sufficiency of cash flows; (xxix) our business strategy and other plans and objectives for future operations; (xxx) our ability of to complete our acquisition of our initial fleet of vessels; (xxxi) the completion of definitive documentation with respect to charters; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the Registration Statement on Form S-1, as amended, for our IPO (See Registration Statement No. 333-162456) (the “Registration Statement”)  and subsequent reports on Form 8-K.   Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.  Due to our short period of operations, we do not have comparable historical data available for the three months ended March 31, 2009.  Therefore, the following management discussion assesses the results for the three months ended March 31, 2010, as the Company does not have a comparable period of operation.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), a leading international drybulk shipping company that also serves as our

Manager.  Our fleet currently consists of two Supramax vessels which we took delivery of on April 8, 2010 and April 29, 2010.  After the expected delivery of the remaining four vessels that the Company has agreed to acquire, the Company will own a fleet of six drybulk vessels consisting of two Capesize and four Supramax vessels, with an aggregate carrying capacity of approximately 566,000 dwt. Our initial fleet will contain two groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We intend to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we plan to acquire and operate a fleet of drybulk ships that will transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We expect to finance our fleet primarily with equity capital and to utilize little to no leverage, and we have entered into a revolving credit facility for bridge financing for acquisitions. We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, as further described below under “Dividend Policy.”

Refer to page 19 for a table of all vessels expected to be delivered to us.

Our operations will be managed, under the supervision of our board of directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates will apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We will pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

Operating Data

The following discusses our operating loss and net loss for the three months ended March 31, 2010:

Revenues		$—

Operating Expenses:
General, administrative and management fees		483,861
Depreciation and amortization		44

Total operating expenses		483,905

Operating loss		(483,905)
Other (expense) income		(26,337)

Net loss	$	(510,242)

Net loss per share of common and Class B stock:
Net loss per share-basic		$(0.09)
Net loss per share-diluted		$(0.09)

Dividends declared per share of common and Class B stock		$–

EBITDA (1)	$	(483,861)

(1)
EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net (loss) income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the three months ended March 31, 2010

Net loss		$(510,242)
Net interest expense		26,337
Depreciation and amortization		44

EBITDA (1)	$	(483,861)

(1) See above for an explanation of EBITDA.

Overview

We are a Marshall Islands corporation recently formed to own and employ drybulk vessels in the spot market, including spot market-related time charters.  We will employ a chartering strategy intended to maximize cash flow from our vessels through trading in the spot market, on spot market-related time charters known as trip charters, or in vessel pools trading in the spot market.  We anticipate opportunities to grow our fleet through acquisitions of existing vessels from other parties as well as newbuildings.

Results of Operations

Baltic Trading does not have any revenues for the three months ended March 31, 2010 since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, we expect that our revenues following the delivery of our first vessel will consist primarily of charterhire.  Our ongoing cash expenses are expected to consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.

We expect that our financial results will be largely driven by the following factors:

▪	the number of vessels in our fleet and their charter rates;

▪	the number of days that our vessels are utilized and not subject to drydocking, special surveys or otherwise off-hire; and

▪
our ability to control our fixed and variable expenses, including our ship management fees, our operating costs and our general, administrative and other expenses, including insurance.  Operating costs may vary from month to month depending on a number of factors, including the timing of purchases of lube oil, crew changes and delivery of spare parts.

The following table reflects the current employment of Baltic Trading’s current fleet as well as the employment or other status of vessels expected to join Baltic Trading’s fleet as of May 12, 2010:
Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery (2)

Capesize Vessels
Baltic Bear	2010(3)	Cargill International S.A.	11 to 13.5 months from delivery	BCI linked (4)	May 14, 2010
Baltic Wolf	2010(3)	Cargill International S.A.	11 to 13.5 months from delivery	BCI linked (4)	October 2010
Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	11 to 13.5 months from delivery	BSI linked (5)	May 14, 2010
Baltic Cougar	2009	AMN Bulkcarriers Ltd.	June 2010	19,750 (6)	May 21, 2010

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and/or the respective shipyards.
(3)	Year built for vessels being delivered in the future is an estimate based on guidance received from the sellers and the relevant shipyard.
(4)
Under the terms of the agreements, the rate for the spot market-related time charter will be based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited.  Baltic Trading will not be responsible for voyage expenses, including fuel.

(5)
The rate for the spot market-related time charter will be based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited. Baltic Trading will not be responsible for voyage expenses, including fuel. Specifically for the Baltic Jaguar, the charterer will be able to deduct $5,000 from the average daily rates of the BSI for the first 50 days of charter if the vessel delivers to the charterer in Singapore-Japan range.

(6)
The Baltic Cougar is currently employed under a short term time charter for approximately 2.5 to 5.5 months at $19,750 per day less a 5% commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited. We will be taking delivery of the vessel with the charter attached and expect the earliest expiration of the charter to be during June 2010 and the latest to be during August 2010.

Three months ended March 31, 2010

Lack of Historical Operating Data for Vessels before Their Acquisition

Consistent with shipping industry practice, we have not been able to obtain the historical operating data for the four Supramax vessels we have purchased or will purchase from the sellers, in part because that information is not material to our decision to acquire such vessels.  These four vessels have been sold under a standardized agreement, which, among other things, provides us with the right to inspect the vessel and the vessel's classification society records.  The standard agreement does not give us the right to inspect, or receive copies of, the historical operating data of the vessel.  Accordingly, such information was not available to us.  Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel.  In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.  Additionally, the two newbuilding Capesize vessels we have agreed to purchase have not yet begun operations and as such have no historical operating data.

In addition, and consistent with shipping industry practice, we will treat the acquisition of these six vessels from unaffiliated third parties as the acquisition of an asset rather than a business.  Five of these vessels will be purchased free of charter.  Where a vessel has been under a voyage charter, the vessel is delivered to the buyer free of charter, and it is rare in the shipping industry for the last charterer of the vessel in the hands of the seller to continue as the first charterer of the vessel in the hands of the buyer.  One vessel we have agreed to purchase is currently employed on a short-term time charter.  We have the option to take delivery of the vessel with the associated time charter or to take delivery of the vessel after expiration of the time charter.  Consistent with shipping industry practice, if we wish to take delivery of this vessel with the associated time charter, such delivery is subject to the charterer's consent and we will be required to enter into a separate direct agreement with the charterer to assume the time charter.  The purchase of a vessel itself does not generally transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

When we purchase a vessel and assume or renegotiate a related charter, we must take the following steps before the vessel will be ready to commence operations:

▪	obtain the charterer's consent to us as the new owner;

▪	obtain the charterer's consent to a new technical manager;

▪	obtain the charterer's consent to a new flag for the vessel;

▪	arrange for a new crew for the vessel;

▪	replace all hired equipment on board, such as gas cylinders and communication equipment;

▪	negotiate and enter into new insurance contracts for the vessel through our own insurance brokers;

▪	register the vessel under a flag state and perform the related inspections in order to obtain new trading certificates from the flag state;

▪	implement a new planned maintenance program for the vessel; and

▪	ensure that the new technical manager obtains new certificates for compliance with the safety and vessel security regulations of the flag state.

The following discussion is intended to help you understand how acquisitions of vessels would affect our business and results of operations:

Our business will be comprised of the following main elements:

▪	employment and operation of our vessels; and

▪	management of the financial, general and administrative elements involved in the conduct of our business and ownership of our vessels.

The employment and operation of our vessels will require the following main components:

▪	vessel maintenance and repair;

▪	crew selection and training;

▪	vessel spares and stores supply;

▪	contingency response planning;

▪	onboard safety procedures auditing;

▪	accounting;

▪	vessel insurance arrangement;

▪	vessel chartering;

▪	vessel hire management;

▪	vessel surveying; and

▪	vessel performance monitoring.

The management of financial, general and administrative elements involved in the conduct of our business and ownership of our vessels will require the following main components:

▪	management of our financial resources, including banking relationships, such as the administration of bank loans and bank accounts;

▪	management of our accounting system and records and financial reporting;

▪	administration of the legal and regulatory requirements affecting our business and assets; and

▪	management of the relationships with our service providers and customers.

The principal factors that will affect our profitability, cash flows and shareholders' return on investment include:

▪	rates and periods of charter hire;

▪	levels of vessel operating expenses;

▪	depreciation expenses;

▪	financing costs;

▪	capital expenditures; and

▪	fluctuations in foreign exchange rates.

Voyage Revenues

Voyage revenues are driven primarily by the number of vessels that we will have in our fleet, the number of calendar days during which our vessels will generate revenues and the amount of daily charter hire that our vessels will earn under charters.   These, in turn, are affected by a number of factors, including our decisions relating to vessel acquisitions and disposals, the amount of time that we will spend positioning our vessels, the amount of time that our vessels will spend in drydock undergoing repairs, maintenance and upgrade work, the age, condition and specifications of our vessels, levels of supply and demand in the drybulk carrier market and other factors affecting spot market charter rates for our vessels.

Vessels operating in the spot charter market generate revenues that are less predictable than those operating on time charters but may enable us to capture increased profit margins during periods of improvements in charter rates.  Conversely, by operating in the spot charter market, we will be exposed to the risk of declining charter rates, which may have a materially adverse impact on our financial performance.

There were no voyage revenues for the three months ended March 31, 2010, since our first vessel was delivered in the second quarter of 2010.

Voyage Expenses

To the extent we operate our vessels on voyage charters in the spot market, we will be responsible for all voyage expenses. Voyage expenses are all expenses unique to a particular voyage, including any bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and commissions.  We expect that our voyage expenses will vary depending on the number of vessels in our fleet and the extent to which we enter into voyage charters in the spot market as opposed to trip charters or vessel pools, in which we would not be responsible for voyage expenses.

There were no voyage expenses for the three months ended March 31, 2010, since our first vessel was delivered in the second quarter of 2010.

Time Charter Equivalent (TCE)

A standard maritime industry performance measure is the daily time charter equivalent, or daily TCE.  Daily TCE revenues are voyage revenues minus voyage expenses divided by the number of calendar days during the relevant time period.  Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter, as well as commissions.  We believe that the daily TCE neutralizes the variability created by unique costs associated with particular voyages or the employment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

There was no TCE for the three months ended March 31, 2010 since there were no voyage revenues or expenses during the first quarter of 2010.

Vessel Operating Expenses

Our vessel operating expenses will include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.  We anticipate that our vessel operating expenses, which generally represent fixed costs, will increase as we add vessels to our fleet.  Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance and crew wages, may also cause these expenses to increase.

There were no voyage operating expenses for the three months ended March 31, 2010 since our first vessel was delivered in the second quarter of 2010.

Depreciation and Amortization

For the three months ended March 31, 2010, depreciation and amortization charges were $44.  This was due to the depreciation and amortization associated with computer equipment.

In the future, we will depreciate the cost of our vessels, including the sale and purchase commission paid to Genco, on a straight-line basis over their estimated useful lives, which we expect to be approximately 25 years from the date of initial delivery from the shipyard, based on the types of vessels we plan to purchase.  Depreciation is based on cost less estimated residual value.  Furthermore, we estimate the residual values of our vessels to be based upon $175 per lightweight ton, which we believe to be the anticipated scrap value of our vessels.  We will defer the total costs associated with a drydocking and amortize these costs on a straight-line basis over the period to the next scheduled drydocking.

General, Administrative and Management Fees

For the three months ended March 31, 2010, general, administrative and management fees were $483,861.  These expenses consisted primarily of non-cash compensation of $210,948, professional fees, insurance, director fees and travel related expenses.

Our general, administrative and management fees will include fees payable under our Management Agreement with Genco, directors' fees, office rent, travel, communications, insurance, legal, auditing, investor relations and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 12 – Nonvested Stock Awards in our condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.3 million as described hereunder.  We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings.  We plan to finance potential future expansions of our fleet primarily through equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility (the “2010 Credit Facility”).  The 2010 Credit Facility matures on April 16, 2014.  See Note 7 – Debt in our condensed financial statements, for a full description of out 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $312,500.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $937,500, for total fees of $1,250,000.

Borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010.  We intend to use the 2010 Credit Facility primarily for bridge financing for future vessel acquisitions.  In addition, borrowings of up to $25 million under the 2010 Credit Facility will be available for working capital purposes.  Borrowings except those for working capital purposes are to be repaid with proceeds from follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding must be repaid in full on the 2010 Credit Facility's maturity date. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.

The 2010 Credit Facility will require us to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of our initial vessels (or acceptable replacement vessels); limitations on changes to our Management Agreement with Genco; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels.  These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

 Our dividend policy will also impact our future liquidity position.  We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the board of directors may from time to time determine are required.  These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.

Dividend Policy

            We intend to adopt a dividend policy to pay a variable quarterly dividend equal to our Cash Available for Distribution during the previous quarter, subject to any reserves our board of directors may from time to time determine are required. Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates.  We intend to pay dividends on a quarterly basis.

            The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation ___________________________________________ Cash Available for Distribution

As we did not have any revenues until we acquired our first vessel which commenced its first charter in April 2010, we have not declared any dividends for the quarter ended March 31, 2010.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2010 was $993,020.  Net cash used in operating activities for the three months ended March 31, 2010 was primarily a result of a recorded net loss of $510,242, and certain prepaid expenses and advances made to Genco, our parent company, offset by amortization of restricted stock compensation in the amount of $210,948 and accounts payable of $245,725.

Net cash used in investing activities was $35,578,123 for the three months ended March 31, 2010 and related to deposits on our initial vessels to be acquired.

Net cash provided by financing activities for the three months ended March 31, 2010 was $285,786,457 and consisted of $214,508,000 of proceeds from our initial public offering as well as Genco’s capital contribution in the amount of $75,000,000. Net cash provided by financing activities was offset by $3,409,043 of payments for expenses related to the initial public offering as well as $312,500 of payments for deferred financing costs.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2010.  The table incorporates the agreement to acquire four 2009-built Supramax vessels for an aggregate purchase price of $140.0 million and two Capesize vessels for an aggregate purchase price of $144.2 million.  We plan to fund the remaining vessel acquisitions with cash generated from the proceeds from our IPO, which was completed on March 15, 2010.  The interest and fees include the unused fees related to the 2010 Credit Facility which were effective on March 18, 2010, the remaining upfront fee of $937,500 as discussed above under “Liquidity and Capital Resources” as well as other fees associated with the 2010 Credit Facility.  Additionally, the table incorporates sale and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
Remainder of purchase price of vessels (2)	$248,660,000	$248,660,000	$–	$–	$–
Interest and borrowing fees	6,222,609	1,920,854	2,618,304	1,683,451	–
Sales & purchase fees (2)	2,842,000	2,842,000	–	–	–

(1)	Represents the nine-month period ending December 31, 2010.
(2)
The timing of this obligation is based on the estimated delivery dates for the four Supramax and two Capesize vessels.   Upon the delivery of the Baltic Leopard and Baltic Panther on April 8, 2010 and April 29, 2010, respectively, the remaining purchase price of $31,500,000 was paid to the seller for each vessel, and a purchase fee of $350,000 was paid to Genco for each vessel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, costs may increase based on the anticipated increased cost for repairs, maintenance and lubricants.

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed starting on page 49 of Amendment No. 8 to our Registration Statement.  There have been no changes in these policies in the three months ended March 31, 2010.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into a revolving credit facility that will provide us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in the general level of interest rates.   Increasing interest rates could adversely impact our future earnings.

Currency and exchange rates risk

The international shipping industry's functional currency is the U.S. Dollar. We expect that virtually all of our revenues and most of our operating costs will be in U.S. Dollars. We expect to incur certain operating expenses in currencies other than the U.S. dollar, and we expect the foreign exchange risk associated with these operating expenses to be immaterial.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.   The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

Item 6.    EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)
3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)
4.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(2)
4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)
4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)
10.1	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)
10.2	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)
10.3	Baltic Trading Limited 2010 Equity Incentive Plan.*
10.4	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(3)
10.5	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(3)
10.6	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(3)
10.7	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(3)
10.8	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(3)
10.9	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(3)
10.10	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and the Company.(4)
10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and the Company.(4)
10.12	Form of Restricted Stock Grant Agreement dated as of March 15, 2010 by and between each Director and the Company.(4)
31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(3)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.
(4)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: May 12, 2010
By:  /s/  John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)
3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)
4.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(2)
4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)
4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)
10.1	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)
10.2	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(2)
10.3	Baltic Trading Limited 2010 Equity Incentive Plan.*
10.4	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(3)
10.5	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(3)
10.6	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(3)
10.7	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(3)
10.8	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(3)
10.9	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(3)
10.10	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and the Company.(4)
10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and the Company.(4)
10.12	Form of Restricted Stock Grant Agreement dated as of March 15, 2010 by and between each Director and the Company.(4)
31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.
(2)	Incorporated by reference to Genco Shipping & Trading Limited's Report on Form 8-K, filed with the

 Securities and Exchange Commission on March 15, 2010.
(3)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.
(4)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(Remainder of page left intentionally blank)