Form 10-Q
period 2010-06-30
Baltic Trading Ltd
filed 2010-08-09
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes   ☒    No  ☐

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

Large accelerated filer ☐                  Accelerated filer  ☐
Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                 Smaller reporting company  ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2010:
common stock, $0.01 per share — 16,778,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I — FINANCIAL INFORMATION

Page

Item 1.	Financial Statements (unaudited)

a)	Condensed Consolidated Balance Sheets - June 30, 2010 and December 31, 2009	4

b)	Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2010	5

c)	Condensed Consolidated Statement aof Shareholders' Equity - For the six months ended June 30, 2010	6

d)	Condensed Consolidated Statement of Cash Flows - For the six months ended June 30, 2010	7

e)	Notes to Condensed Consolidated Financial Statements For the three and six months ended June 30, 2010	8

Item 2.	Management's Discussion and Analysis of	16
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of June 30, 2010
and December 31, 2009
(Unaudited)

	June 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$47,256,185	$1
Restricted cash	12,000,000	—
Due from charterers	758,662	—
Prepaid expenses and other current assets	1,501,182	—
Total current assets	61,516,029	1

Noncurrent assets:
Vessels, net of accumulated depreciation of $1,237,511 and $0, respectively	215,101,071	—
Deposits on vessels	24,255,214	—
Fixed assets, net of accumulated depreciation of $2,034 and $0, respectively	37,609	—
Deferred registration costs	—	834,109
Deferred financing costs, net of accumulated amortization of $70,714 and $0, respectively	1,474,188	—
Total noncurrent assets	240,868,082	834,109

Total assets	$302,384,111	$834,110

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,831,949	$—
Deferred revenue	277,684	—
Due to Parent	1,735,414	849,929
Total current liabilities	3,845,047	849,929

Noncurrent liabilities:
Long-term debt	9,975,000	—
Total noncurrent liabilities:	9,975,000	—

Total liabilities	13,820,047	849,929

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Capital stock, par value $0.01; 0 and 100 shares authorized and 0 and 100 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Common stock, par value $0.01; 500,000,000 and 0 shares authorized and 16,778,500 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	167,785	—
Class B stock, par value $0.01; 100,000,000 and 0 shares authorized and 5,699,088 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	56,991	—
Additional paid-in capital	286,263,436	—
Retained earnings (deficit)	2,075,852	(15,820)
Total shareholders’ equity (deficit)	288,564,064	(15,819)

Total liabilities and shareholders’ equity (deficit)	$302,384,111	$834,110

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010

Revenues	$6,990,763	$6,990,763

Operating expenses:
Voyage expenses	150,424	150,424
Vessel operating expenses	1,325,335	1,325,335
General, administrative and management fees	1,625,687	2,109,548
Depreciation and amortization	1,239,502	1,239,545
Other operating income	(206,000)	(206,000)

Total operating expenses	4,134,948	4,618,852

Operating income	2,855,815	2,371,911

Other (expense) income:
Interest income	139,794	162,069
Interest expense	(393,697)	(442,308)

Other expense, net	(253,903)	(280,239)

Net income	$2,601,912	$2,091,672

Net income per share of common and Class B Stock:
Net income per share-basic	$0.12	$0.15
Net income per share-diluted	$0.12	$0.15

Dividends declared per share of common and Class B Stock	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2010
(Unaudited)

	Capital Stock Par Value	Common Stock Par Value	Class B Stock Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance – January 1, 2010	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					2,091,672	2,091,672

Capital contribution from Parent and exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Issuance of 16,300,000 shares of common stock		163,000		210,231,788		210,394,788

Issuance of 478,500 shares of nonvested common stock		4,785		(4,785)		—

Nonvested stock amortization				1,093,423		1,093,423

Balance – June 30, 2010	$—	$167,785	$56,991	$286,263,436	$2,075,852	$288,564,064

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010
(Unaudited)

Cash flows from operating activities:
Net income	$2,091,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239,545
Amortization of deferred financing costs	70,714
Amortization of nonvested stock compensation expense	1,093,423
Change in assets and liabilities:
Increase in due from charterers	(758,662)
Increase in prepaid expenses and other current assets	(1,500,571)
Decrease in accounts payable and accrued expenses	(584,891)
Increase in due to Parent	1,719,594
Increase in deferred revenue	277,684

Net cash provided by operating activities	3,648,508

Cash flows from investing activities:
Purchase of vessels	(214,242,031)
Deposits on vessels	(24,215,394)
Purchase of other fixed assets	(24,000)
Deposits of restricted cash	(12,000,000)

Net cash used in investing activities	(250,481,425)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	9,975,000
Capital contribution from Parent	75,000,000
Proceeds from issuance of common stock	214,508,000
Payments of common stock issuance costs	(4,078,177)
Payment of deferred financing costs	(1,315,722)

Net cash provided by financing activities	294,089,101

Net increase in cash and cash equivalents	47,256,184

Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$47,256,185

See accompanying notes to unaudited condensed consolidated financial statements.

Baltic Trading Limited

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2010 (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Baltic Trading Limited (“Baltic Trading”) and its wholly owned subsidiaries (collectively, the “Company”).  The Company was formed to own and employ drybulk vessels in the spot market.  The spot market represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Baltic Trading was formed on October 6, 2009, under the laws of the Republic of the Marshall Islands.

At June 30, 2010, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Date Delivered	Year Built

Baltic Leopard Limited............................................	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited.............................................	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited..............................................	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited...............................................	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited...................................................	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited..................................................	Baltic Wolf	177,000	Q4 2010 (1)	2010 (2)
Baltic Wind Limited.................................................	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited..................................................	Baltic Cove	34,403	Q3 2010 (1)	2010
Baltic Breeze Limited................................................	Baltic Breeze	35,000	Q3 2010 (1)	2010 (2)

(1) Dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.
(2) Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

On March 15, 2010, the Company completed its initial public offering (“IPO”) of 16,300,000 common shares at $14.00 per share, which resulted in gross proceeds of $228,200,000.  After underwriting commissions and other registration expenses, the Company received net proceeds of $210,394,788 to be used by the Company for completion of the acquisition of its initial fleet of vessels as well as for working capital purposes.

Prior to the IPO, the Company was a wholly-owned subsidiary of Genco Investments LLC, which in turn is a wholly-owned subsidiary of Genco Shipping & Trading Limited (“Genco” or “Parent”).  After the completion of the IPO and issuance of restricted shares, Genco owned, directly or indirectly, 5,699,088 shares of the Company’s Class B stock, representing a 25.35% ownership interest in the Company and 83.59% of the aggregate voting power of the Company’s outstanding shares of voting stock.  Genco made a capital contribution of $75,000,000 and surrendered 100 shares of capital stock in connection with Genco’s subscription for 5,699,088 of the Company’s Class B stock pursuant to the subscription agreement entered into between Genco and the Company.  Additionally, pursuant to the subscription agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under the Company’s 2010 Equity Incentive Plan.

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

Deferred financing costs

Deferred financing costs consist of fees, commissions and legal expenses associated with obtaining loan facilities.  These costs will be amortized over the life of the related loan facility and are included in interest expense.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of June 30, 2010 and December 31, 2009, the Company had a reserve of $24,856 and $0, respectively, related to these estimated customer claims.

Vessels, net

The Company depreciates the cost of its vessels, including the sale and purchase commission paid to Genco, on a straight-line basis over their estimated useful lives, which the Company expects to be approximately 25 years from the date of initial delivery from the shipyard, based on the types of vessels the Company has purchased and plans to purchase.  Depreciation is based on cost less estimated residual value.  Furthermore, the Company estimates the residual values of its vessels to be based upon $175 per lightweight ton, which the Company believes to be the anticipated scrap value of its vessels.  Depreciation expense for the three and six months ended June 30, 2010 for vessel assets was $1,237,511 during both periods.

Due to/from Parent

Due to/from Parent consists of amounts due to/from Genco which in turn represent the timing of payments for amounts due to/from the Company primarily consisting of fees payable to Parent pursuant to the Management Agreement between the Company and Genco for commercial, technical, administrative and strategic services necessary to support the Company’s business.  At December 31, 2009, prior to the Company’s IPO, this amount consisted of costs borne by Genco on behalf of the Company as part of the IPO which were reimbursed to Genco once the offering was completed.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three and six months ended June 30 2010, the Company had no United States operations and no United States Subtopic income.  Thus, the Company is not currently subject to income tax in the United States.

Nonvested stock awards

The Company follows Accounting Standards Codification (“ASC”) Subtopic 718-10, "Compensation – Stock Compensation" (“ASC 718-10”), for nonvested stock issued under its equity incentive plan.  Compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Other operating income

                  During the three and six months ended June 30, 2010, the Company recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents and deposits on vessels.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the three and six months ended June 30, 2010, the Company earned 100% of its revenues from four customers.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at June 30, 2010.

For the three and six months ended June 30, 2010, there were three customers that individually accounted for more than 10% of revenues, Olendorff GMBH and Co. KG. Lubeck, Cargill International S.A. and Clipper Bulk Shipping N.V., Curacao, which represented 52.14%, 26.16% and 13.13% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with two financial institutions.  None of the Company's cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessel balance are covered by insurance in the event of default by this financial institution.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $2,096,551 for the purchase of vessels, $40,431 associated with deposits on vessels and $15,644 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $229,180 associated with deferred financing fees and $35,037 associated with the payment of common stock issuance costs related to the IPO of the Company.

During the six months ended June 30, 2010, cash paid for interest was $353,838.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock were granted under the Baltic Trading Limited 2010 Equity Incentive Plan and will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Lastly, on March 15, 2010, the Company made grants of nonvested common stock under the Baltic Trading Limited 2010 Equity Incentive Plan in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $175,000 based on the IPO price of $14.00 per share.

4 - VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar group of companies for an aggregate purchase price of approximately $99,750,000.  Total vessel deposits of $9,975,000 were made during the second quarter of 2010.  The purchases are subject to the completion of customary documentation and closing conditions.  One of the vessels was delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel, was delivered on August 4, 2010.  The remaining vessels, the Baltic Cove, a 2010 built Handysize vessel, and the Baltic Breeze, a newbuilding, are expected to be delivered to the Company during the third quarter of 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).

On February 19, 2010, the Company entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009-built Supramax drybulk vessels for an aggregate price of $140,000,000.   Total vessel deposits of $14,000,000 were made during the first quarter of 2010 and the remaining payment of $126,000,000 was made upon delivery of the vessels during the second quarter of 2010.   These four vessels, the Baltic Leopard, Baltic Panther, Baltic Cougar, and Baltic Jaguar, were delivered during the second quarter of 2010.  Refer to Note 1 – General Information for the dates on which these vessels were delivered.

 On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200,000.   One of these Capesize vessels, the Baltic Wolf, is in the process of being built and is expected to be delivered during the fourth quarter of 2010 and one, the Baltic Bear, has been delivered.  Total vessel deposits of $21,540,000 were made during the first quarter of 2010 and the remaining payment for the Baltic Bear of $65,700,000 was made upon delivery of the vessel during the second quarter of 2010.  The purchase of the Baltic Wolf is subject to customary documentation and closing conditions.  Refer to Note 1 – General Information for the dates on which these vessels were delivered.

The Company intends to finance the remaining purchase price of the aforementioned acquisitions utilizing its existing $100,000,000 senior secured revolving credit facility for bridge financing.

5 - EARNINGS PER COMMON SHARE

The computation of net income per share of common stock and Class B shares is in accordance with ASC 260 – Earnings Per Share, using the two-class method.  Under these provisions, basic net income per share is computed using the weighted average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 – Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 478,500 nonvested shares outstanding at June 30, 2010 (see Note 13 – Nonvested Stock Awards), none are anti-dilutive.  The computation of the diluted net income per share of common stock assumes the conversion of Class B shares, while the diluted net income per share of Class B stock does not assume the conversion of those shares.

Under the Company’s Amended and Restated Articles of Incorporation, the rights, including dividend rights, of the holders of the Company’s common and Class B shares are identical, except with respect to voting.  Further, the Company’s Amended and Restated Articles of Incorporation and Marshall Islands law embody safeguards against modifying the identical rights of the Company’s common stock and Class B stock to dividends.  Specifically, Marshall Islands law provides that amendments to the Company’s Amended and Restated Articles of Incorporation which would have the effect of adversely altering the powers, preferences, or special rights of a given class of stock (in this case the right of the Company’s common stock to receive an equal dividend to any declared on the Company’s Class B stock) must be approved by the class of stock adversely affected by the proposed amendment.  As a result, and in accordance with ASC 260 – Earnings Per Share, the undistributed earnings are allocated based on the contractual participation rights of the common and Class B shares as if the earnings for the year had been distributed.  As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.  Further, as the conversion of Class B shares is assumed in the computation of the diluted net income per share of common stock, the undistributed earnings are equal to net income for that computation.

The Company was formed with 100 shares of capital stock during October of 2009 and on March 3, 2010, Genco made an additional capital contribution of $75,000,000 and surrendered the 100 shares of capital stock for 5,699,088 shares of Class B stock.  The net loss attributable to the period from January 1, 2010 to March 2, 2010 was insignificant and therefore the Company has not allocated any of the net loss to the capital stock.  The following table sets forth the computation of basic and diluted net income per share of capital stock, common stock and Class B stock:

	Three Months Ended June 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,927,860	$674,052

Denominator:
Weighted average shares outstanding	—	16,300,000	5,699,088

Basic net income per share	$—	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,927,860	$674,052
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	674,052	—
Reallocation of undistributed earnings to Class B shares	—	—	(222)
Allocation of undistributed earnings	$—	$2,601,912	$673,830

Denominator:
Weighted average shares outstanding used in basic computation	—	16,300,000	5,699,088
Add:
Conversion of Class B to common shares	—	5,699,088	—
Dilutive effect of nonvested stock awards	—	7,244	—

Weighted average shares outstanding, diluted	—	22,006,332	5,699,088

Diluted net income per share	$—	$0.12	$0.12

	Six Months Ended June 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,525,325	$566,347

Denominator:
Weighted average shares outstanding	34	10,176,243	3,778,401

Basic net income per share	$—	$0.15	$0.15

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,525,325	$566,347
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	566,347	—
Reallocation of undistributed earnings to Class B shares	—	—	(148)
Allocation of undistributed earnings	$—	$2,091,672	$566,199

Denominator:
Weighted average shares outstanding used in basic computation	34	10,176,243	3,778,401
Add:
Conversion of Class B to common shares	—	3,778,401	—
Dilutive effect of nonvested stock awards	—	3,642	—

Weighted average shares outstanding, diluted	34	13,958,286	3,778,401

Diluted net income per share	$—	$0.15	$0.15

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements, except for Due to Parent which represents amounts due to Genco:

During the six months ended June 30, 2010, the Company incurred legal services aggregating $130,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2010 and December 31, 2009, $130,433 and $0 was outstanding to Constantine Georgiopoulos, respectively.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is Chairman of the Board of Aegean.  During the six months ended June 30, 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $217,004.  At June 30, 2010 and December 31, 2009, $217,004 and $0 remained outstanding to Aegean, respectively.

The Company receives internal audit services from an employee of Genco, the parent company that manages the Company.   For the six months ended June 30, 2010, the Company incurred internal audit service fees of $13,875, which are reimbursable to Genco.  At June 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $1,021 and $0, respectively, for such services.

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  Refer to Note 15 – Commitments and Contingencies for a description of the terms of the Management Agreement.  For the six months ended June 30, 2010, the Company incurred costs of $2,428,675 pursuant to the Management Agreement with Genco.  At June 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $1,705,098 and $0, respectively, for such services.  Additionally, during the six months ended June 30, 2010, Genco incurred costs of $141,935 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At June 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $29,295 and $0, respectively, for such services.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”).  The 2010 Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, the Company paid an upfront fee of $312,500.  Additionally, upon executing the 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.  Of the total facility amount of $100,000,000, $25,000,000 is available for working capital purposes.  As of June 30, 2010, total available working capital borrowings were $15,025,000 as $9,975,000 was drawn down during the three months ended June 30, 2010.  As of June 30, 2010, $90,025,000 remains available under the 2010 Credit Facility.  The Company intends to use borrowings under the facility to pay the balance of the purchase price for the Metrostar vessels.  Refer to Note 4 – Vessel Acquisitions for further information regarding these vessels and the deposits paid on them.

The Company intends to use the 2010 Credit Facility primarily for bridge financing for future vessel acquisitions.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding, including borrowings for working capital, must be repaid in full on the 2010 Credit Facility's maturity date.

Borrowings under the 2010 Credit Facility are secured by liens on the Company’s initial vessels, once delivered and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels.  Alternatively, the Company could provide cash collateral equal to $225,000,000 minus the aggregate purchase price of its first five vessels delivered in order to draw down on the 2010 Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  As of June 30, 2010, the Company had provided for cash collateral in the amount of $12,000,000 in order to invoke this option.  This amount has been reflected as restricted cash at June 30, 2010.  This cash collateral will be released or forwarded to the seller of the vessel once such vessel is delivered and concurrently made subject to a lien under the 2010 Credit Facility.  The Company’s subsidiaries owning the Company’s initial vessels act as guarantors under the 2010 Credit Facility.

All amounts owing under the 2010 Credit Facility are also secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s initial vessels;

•	an assignment of any and all earnings of the Company’s initial vessels; and

•	an assignment of all insurance on the mortgaged vessels.

The 2010 Credit Facility requires the Company to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of the Company’s initial vessels

(or acceptable replacement vessels); limitations on changes to the Company’s Management Agreement with Genco; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

The 2010 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter beginning with March 31, 2010, except for the minimum cash covenant, which began being measured at June 30, 2010:

•	Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750,000 per vessel for all vessels in the Company’s fleet.

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

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of June 30, 2010.

The following table sets forth the repayment of the outstanding debt of $9,975,000 at June 30, 2010 under the 2010 Credit Facility:

Period Ending December 31,	Total

2010 (July 1, 2010 – December 31, 2010)	$—
2011	—
2012	—
2013	—
2014	9,975,000

Total long-term debt	$9,975,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective Interest Rate (excluding impact of unused commitment fees)	3.60%	—	3.60%	—
Range of Interest Rates (excluding impact of unused commitment fees)	3.60% to 3.60%	—	3.60% to 3.60%	—

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	June 30, 2010	December 31, 2009
Lubricant inventory and other stores	$679,969	$—
Prepaid items	790,373	—
Interest receivable on deposits for vessels to be acquired	16,447	—
Other	14,393	—
Total	$1,501,182	$—

9 – DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities.  These costs will be amortized over the life of the related loan facility, and will be included in interest expense.  The Company has unamortized deferred financing costs of $1,474,188 and $0 at June 30, 2010 and December 31, 2009, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of June 30, 2010 and December 31, 2009 was $70,714 and $0, respectively.  The Company has incurred deferred financing costs of $1,544,902 in total for the existing 2010 Credit Facility as of June 30, 2010.  Amortization expense of deferred financing costs for the three and six months ended June 30, 2010 was $70,714 for both periods.

10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$795,242	$—
Accrued vessel operating expenses	820,218	—
Accrued general and administrative expenses	216,489	—
Total	$1,831,949	$—

11 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2010	December 31, 2009
Fixed assets:
Computer equipment	$39,643	$—
Total cost	39,643	—
Less: accumulated depreciation	2,034	—
Total	$37,609	$—

Depreciation expense for fixed assets for the three and six months ended June 30, 2010 was $1,991 and $2,034, respectively.

12 – REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the three and six months ended June 30, 2010 was $6,990,763, respectively.  Future minimum time charter revenue based on the Baltic Cougar, which is committed to a noncancelable short-term time charter as of June 30, 2010, is expected to be $522,393.

13 - NONVESTED STOCK AWARDS

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

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, made in connection with the Company’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to directors made following the Company’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2011.

The following table presents a summary of the Company’s nonvested stock awards for the six months ended June 30, 2010:

For the three and six months ended June 30, 2010, the Company recognized nonvested stock amortization expense, which is included in general, administrative and management fees, as follows:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2010	478,500	$14.00

The total fair value of shares that vested under the Plan during the three and six months ended June 30, 2010 was $0 during both periods.

For the three and six months ended June 30, 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
General, administrative and management fees	$882,475	$1,093,423

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.63 years.

14 - LEGAL PROCEEDINGS

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

15 – COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. If the Management Agreement terminates during its initial year, the termination payment will be approximately $9.6 million, based on five times an amount of approximately $1.9 million.  Refer to Note 6 – Related Party Transaction for any costs incurred during the six months ended June 30, 2010 pursuant to the Management Agreement.

16 – SUBSEQUENT EVENTS

On August 4, 2010, the Company took delivery of the Baltic Wind, a 34,409 dwt Handysize vessel, from a company within the Metrostar group of companies.  The Company borrowed $29,925,000 under the 2010 Credit Facility to complete this acquisition.

On August 9, 2010, the Company announced a dividend of $0.16 per share to be paid on or about August 26, 2010 to shareholders of record as of August 19, 2010.  The aggregate amount of the dividend is expected to be approximately $3,596,000, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) expectations of our ability to pay dividends on our common stock and Class B stock; (ii) future financial condition or results of operations and future revenues and expenses; (iii) the repayment of our debt, if any; (iv) general market conditions and shipping market trends, including charter rates and factors affecting supply and demand; (v) expected compliance with financing agreements and the expected effect of restrictive covenants in such agreements; (vi) planned capital expenditures and the ability to fund capital expenditures from external financing sources; (vii) the need to establish reserves that would reduce dividends on our common stock and Class B stock; (viii) future supply of, and demand for, drybulk cargoes; (ix) changes in demand or rates in the drybulk shipping industry; (x) changes in the supply of or demand for drybulk products, generally or in particular regions; (xi) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (xii) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (xiii) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management  fee expenses; (xiv) the adequacy of our insurance arrangements; (xv) changes in general domestic and international political conditions; (xvi) acts of war, terrorism, or piracy; (xvii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xviii) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xix) the ability to maximize the use of vessels; (xx) operating expenses, availability of crew, number of off-hire days, drydocking requirements and insurance costs;  (xxi) expected pursuit of strategic opportunities, including the acquisition of vessels and expansion into new markets; (xxii) expected financial flexibility to pursue acquisitions and other expansion opportunities; (xxiii) the ability to compete successfully for future chartering and newbuilding opportunities; (xxiv) the anticipated incremental general, administrative and management fee expenses as a public company and expenses under service agreements with other affiliates of Genco; (xxv) the anticipated taxation of our company and distributions to our shareholders; (xxvi) the expected lifespan of our vessels; (xxvii) the expected demand in the drybulk shipping sector in general and the demand for vessels in particular; (xxviii) customers' increasing emphasis on environmental and safety concerns; (xxix) anticipated funds for liquidity needs and the sufficiency of cash flows; (xxx) our business strategy and other plans and objectives for future operations; (xxxi) our ability of to complete our acquisition of our initial fleet of vessels as well as our additional vessel purchases; (xxxii) the completion of definitive documentation with respect to charters; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the Registration Statement on Form S-1, as amended, for our IPO (See Registration Statement No. 333-162456) (the “Registration Statement”)  and subsequent reports on Form 8-K.   Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.  Due to our short period of operations, we do not have comparable historical data available for the three and six months ended June 30, 2009.  Therefore, the following management discussion assesses the results for the three and six months ended June 30, 2010, as the Company does not have a comparable period of operation.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of one Capesize vessel, four Supramax vessels and one Handysize vessel.  After the expected delivery of the remaining one Capesize vessel and two Handysize vessels that the Company has agreed to acquire, the Company will own a fleet of nine drybulk vessels consisting of two Capesize, four Supramax and three Handysize vessels, with an aggregate carrying capacity of approximately 672,000 dwt. Our fleet will contain three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We intend to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we have been acquiring and operating a fleet of drybulk ships that will transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We expect to finance our fleet primarily with equity capital and have entered into a revolving credit facility for bridge financing for acquisitions. We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our board of directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to page 23 for a table of all vessels that have been delivered or are expected to be delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

Factors Affecting Our Results of Operations

              We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and six months ended June 30, 2010.

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
Fleet Data:
Ownership days (1)
Capesize	47.6	47.6
Supramax	227.2	227.2

Total	274.8	274.8

Available days (2)
Capesize	46.7	46.7
Supramax	219.9	219.9

Total	266.6	266.6

Operating days (3)
Capesize	45.1	45.1
Supramax	218.8	218.8

Total	263.9	263.9

Fleet utilization (4)
Capesize	96.6%	96.6%
Supramax	99.5%	99.5%
Fleet average	99.0%	99.0%

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$37,954	$37,954
Supramax	23,044	23,044

Fleet average	25,657	25,657

Daily vessel operating expenses (6)
Capesize	$4,493	$4,493
Supramax	4,892	4,892

Fleet average	4,823	4,823

Definitions

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

(1) Ownership days.  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2) Available days.  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3) Operating days.  We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(4) Fleet utilization.  We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

(5) TCE rates.  We define TCE rates as net voyage revenue (voyage revenues less voyage expenses) divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the three months ended June 30, 2010	For the six months ended June 30, 2010

Voyage revenues	$6,990,763	$6,990,763
Voyage expenses	150,424	150,424
Net voyage revenue	$6,840,339	$6,840,339
Total available days	266.6	266.6
Total TCE rate	$25,657	$25,657

(6) Daily vessel operating expenses.  We define daily vessel operating expenses as vessel operating expenses divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

The following discusses our operating income and net income for the three and six months ended June 30, 2010:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010

Revenues	$6,990,763	$6,990,763

Operating Expenses:
Voyage expenses	150,424	150,424
Vessel operating expenses	1,325,335	1,325,335
General, administrative and management fees	1,625,687	2,109,548
Depreciation and amortization	1,239,502	1,239,545
Other operating income	(206,000)	(206,000)

Total operating expenses	4,134,948	4,618,852

Operating income	2,855,815	2,371,911
Other (expense) income	(253,903)	(280,239)

Net income	$2,601,912	$2,091,672

Net income per share of common and Class B stock:
Net income per share-basic	$0.12	$0.15
Net income per share-diluted	$0.12	$0.15

Dividends declared per share of common and Class B stock	$—	$—

EBITDA (1)	$4,095,317	$3,611,456

(1)
EBITDA represents net income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010

Net income	$2,601,912	$2,091,672
Net interest expense	253,903	280,239
Depreciation and amortization	1,239,502	1,239,545

EBITDA (1)	$4,095,317	$3,611,456

         (1)  See above for an explanation of EBITDA.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses are expected to consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.

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

The following table reflects the current employment of our current fleet as well as the employment or other status of vessels expected to join our fleet as of August 9, 2010:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery (2)

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	BCI linked (4)	Delivered
Baltic Wolf	2010(3)	Cargill International S.A.	11 to 13.5 months from delivery	BCI linked (4)	Q4 2010

Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	BSI linked (5)	Delivered
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	BSI linked (5)	Delivered
Baltic Cougar	2009	AMN Bulkcarriers Inc.	July 2010 June 2011	19,750 BSI linked (6)	Delivered
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	BHSI linked (7)	Delivered
Baltic Cove	2010	Cargill International S.A.	February 2014	BHSI linked (7)	Q3 2010
Baltic Breeze	2010(3)	Cargill International S.A.	46-48 months after delivery	BHSI linked (7)	Q3 2010

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
(4)
Under the terms of the agreements, the rate for the spot market-related time charter will be based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco.  Baltic Trading will not be responsible for voyage expenses, including fuel.

(5)
The rate for the spot market-related time charter will be based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading will not be responsible for voyage expenses, including fuel. Specifically, for the Baltic Jaguar, the charterer will be able to deduct $5,000 from the average daily rates of the BSI for the first 50 days of charter since the vessel delivered to the charterer in Singapore-Japan range.

(6)
We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading will not be responsible for voyage expenses, including fuel. The vessel commenced the spot market-related time charter following the expiration of its previous time charter on July 28, 2010.

(7)
The rate for each of the spot market-related time charters will be based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire will be paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading will not be responsible for voyage expenses, including fuel.

Three and six months ended June 30, 2010

Lack of Historical Operating Data for Vessels before Their Acquisition

Consistent with shipping industry practice, we have not been able to obtain the historical operating data for the four Supramax vessels we have purchased and two of the Handysize vessels we will purchase from the sellers, in part because that information is not material to our decision to acquire such vessels.  These six vessels have been sold under a standardized agreement, which, among other things, provides us with the right to inspect the vessel and the vessel's classification society records.  The standard agreement does not give us the right to inspect, or receive copies of, the historical operating data of the vessel.  Accordingly, such information was not available to us.  Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel.  In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.  The two Capesize and one Handysize vessel that we have purchased or agreed to purchase are newbuildings and therefore have no historical operating data.

In addition, and consistent with shipping industry practice, we will treat the acquisition of vessels from unaffiliated third parties as the acquisition of an asset rather than a business.  The three Handymax vessels that we have agreed to purchase from companies within the Metrostar group of companies are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by the Baltic Exchange.  Consistent with shipping industry practice, if we wish to take delivery of these vessels with the associated time charter agreements, such delivery is subject to the charterer's consent and we will be required to enter into a separate direct agreement with the charterer to assume the time charter.  The purchase of a vessel itself does not generally transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

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

For the three and six months ended June 30, 2010 voyage revenues were $6,990,763.  These voyage revenues consisted primarily of revenue earned on spot market-related time charters.  For the three and six months ended June 30, 2010, we had ownership days of 274.8 and fleet utilization was 99.0%.

The freight environment displayed seasonal weakness through the second quarter of 2010 with the Baltic Dry Index trading from a high of 4,209 to a low of 1,700 points. The index has moderately rebounded from previous lows and stands at 1,977 as of August 2, 2010.  The recent weakness has mainly been attributable to lower demand for iron ore cargoes stemming from a seasonal slowdown in Chinese iron ore imports as well as the wind down of the South American grain season. A shift towards a quarterly iron ore pricing system and reduced port congestion were also factors adding downward pressure to freight rates.

Voyage Expenses

To the extent we operate our vessels on voyage charters in the spot market, we will be responsible for all voyage expenses. Voyage expenses are all expenses unique to a particular voyage, including any bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and commissions.  We expect that our voyage expenses will vary depending on the number of vessels in our fleet and the extent to which we enter into voyage charters in the spot market as opposed to spot market-related time charters, trip charters or vessel pools, in which we would not be responsible for voyage expenses.

Voyage expenses for the three and six months ended June 30, 2010 were $150,424 and consisted primarily of commercial service fees due to Genco pursuant to the Management Agreement.  The commercial service fee represents 1.25% of gross charter revenue earned by each of the Company’s vessels.

Time Charter Equivalent (TCE)

A standard maritime industry performance measure is the daily time charter equivalent, or daily TCE.  Daily TCE revenues are voyage revenues minus voyage expenses divided by the number of available days during the relevant time period.  Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter, as well as commissions.  We believe that the daily TCE neutralizes the variability created by unique costs associated with particular voyages or the employment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

The average daily TCE rate of our fleet for the three and six months ended June 30, 2010 was $25,657 per day.

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

Vessel operating expenses for the three and six months ended June 30, 2010 were $1,325,335.  Daily vessel operating expenses were $4,823 for the three and six months ended June 30, 2010.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the second quarter of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day. Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2010 have been $527 below the budgeted rate. We expect DVOE for the second half of 2010 to be $5,100 per vessel per day.

Depreciation and Amortization

For the three and six months ended June 30, 2010, depreciation and amortization charges were $1,239,502 and $1,239,545, respectively.  This was primarily due to the depreciation and amortization associated with our vessels.

General, Administrative and Management Fees

For the three and six months ended June 30, 2010, general, administrative and management fees were $1,625,687 and $2,109,548, respectively.  These expenses consisted primarily of non-cash compensation,  insurance, legal fees, auditing fees and technical service fees payable to Genco pursuant to our Management Agreement.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 13 – Nonvested Stock Awards in our condensed financial statements.

Other Operating Income

For the three and six months ended June 30, 2010, other operating income was $206,000.  This amount represents the payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings.  We plan to finance potential future expansions of our fleet primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility (the “2010 Credit Facility”).  The 2010 Credit Facility matures on April 16, 2014.  See Note 7 – Debt in our condensed financial statements, for a full description of out 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $312,500.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $937,500, for total upfront fees of $1,250,000.

Borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010.  We intend to use the 2010 Credit Facility primarily for bridge financing for future vessel acquisitions.  In addition, borrowings of up to $25 million under the 2010 Credit Facility will be available for working capital purposes.  At June 30, 2010, we have borrowed $9.975 million of the total $25 million available for working capital.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding, including borrowings for working capital, must be repaid in full on the 2010 Credit Facility's maturity date. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.

The 2010 Credit Facility requires us to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of our initial vessels (or acceptable replacement vessels); limitations on changes to our Management Agreement with Genco; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

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

Dividend Policy

            We have adopted a dividend policy to pay a variable quarterly dividend equal to our Cash Available for Distribution during the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates.  We intend to pay dividends on a quarterly basis.

            The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation ______________________________________________ Cash Available for Distribution

For the quarter ended June 30, 2010, our Board of Directors has declared a dividend of $0.16 per share.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2010 was $3.6 million. Net cash provided by operating activities for the six months ended June 30, 2010 was primarily a result of recorded net income of $2.1 million, depreciation and amortization of $1.2 million related to the operation of our initial fleet in addition to $1.1 million of amortization of non-vested stock compensation expense.  There was also a $1.7 million payable due to the Company’s parent, Genco Shipping & Trading Limited, related to sale and purchase fees pursuant to the Management Agreement. Net cash provided by operating activities was offset by $1.5 million in prepaid and other current assets.

Net cash used in investing activities was $250.5 million for the six months ended June 30, 2010 and was related to the purchase of the five vessels in our initial fleet and deposits on vessels to be acquired.

Net cash provided by financing activities for the six months ended June 30, 2010 was $294.1 million and mainly consisted of $214.5 million of gross proceeds from our initial public offering, Genco’s capital contribution in the amount of $75.0 million and $10.0 million of proceeds from our 2010 Credit Facility to finance the deposits for the Metrostar vessels.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2010.  The table incorporates the agreement to acquire one Capesize vessel for an aggregate remaining purchase price of $57.0 million as well as the agreement to acquire three Handysize vessels for an aggregate remaining purchase price of $89.8 million.  We funded the acquisition of one of the Handysize vessels by borrowing $29.9 million from our 2010 Credit Facility and we plan to fund the remaining vessel acquisitions by utilizing the 2010 Credit Facility as a bridge for equity financing.  The interest and fees include the unused fees and interest expense related to the 2010 Credit Facility, as well as other fees associated with the 2010 Credit Facility.  Additionally, the table incorporates sale and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement (2)	$39,900,000	$–	$29,925,000	$9,975,000	$–
Remainder of purchase price of vessels (3)	146,735,000	146,735,000	–	–	–
Interest and borrowing fees	7,145,095	1,164,592	3,963,339	2,017,164	–
Sale & purchase fees (3)	1,709,500	1,709,500	–	–	–

(1)	Represents the six-month period ending December 31, 2010.
(2)	On July 9, 2010, $29,925,000 was drawn down from the 2010 Credit Facility in order to fund the purchase of the Baltic Wind, which was delivered on August 4, 2010.
(3)
The timing of these obligations is based on the estimated delivery dates for the remaining Capesize vessel and three Handysize vessels.  Upon the delivery of the Baltic Wind on August 4, 2010, the remaining purchase price of $29,925,000 million was paid to the seller of the vessel and we will be required to pay a sale and purchase fee to Genco pursuant to the Management Agreement for 1% of the total aggregate purchase price, or $0.3 million.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed starting on page 49 of Amendment No. 8 to our Registration Statement.  There have been no changes in these policies in the six months ended June 30, 2010.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that will provide us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.25% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $6,096 in interest expense for the six months ended June 30, 2010.

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

Item 6.  EXHIBITS

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.*

10.2	Memorandum of Agreement dated June 3, 2010 between Sevenseas Internaional Inc. and Baltic Trading Limited.*

10.3	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.*

31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: August 9, 2010

By: /s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.*

10.2	Memorandum of Agreement dated June 3, 2010 between Sevenseas Internaional Inc. and Baltic Trading Limited.*

10.3	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.*

31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

  (Remainder of page left intentionally blank)