Form 10-Q
period 2010-09-30
Baltic Trading Ltd
filed 2010-11-09
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2010:
common stock, $0.01 per share — 16,778,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited
Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	a)	Condensed Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	4

	b)	Condensed Consolidated Statements of Operations - September 30, 2010	5

	c)	Condensed Consolidated Statement of Shareholders’ Equity - For the nine months ended September 30, 2010	6

	d)	Condensed Consolidated Statement of Cash Flows - For the nine months ended September 30, 2010	7

	e)	Notes to Condensed Consolidated Financial Statements - For the three and nine months ended September 30, 2010	8

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.		Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	27

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of September 30, 2010
and December 31, 2009
(Unaudited)
	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$48,106,041	$1
Restricted cash	12,000,000	—
Due from charterers	452,030	—
Prepaid expenses and other current assets	2,378,232	—
Total current assets	62,936,303	1

Noncurrent assets:
Vessels, net of accumulated depreciation of $3,697,461 and $0, respectively	280,850,310	—
Deposits on vessels	17,750,500	—
Fixed assets, net of accumulated depreciation of $4,047 and $0, respectively	39,352	—
Deferred registration costs	—	834,109
Deferred financing costs, net of accumulated amortization of $166,812 and $0, respectively	1,381,867	—
Total noncurrent assets	300,022,029	834,109

Total assets	$362,958,332	$834,110

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,300,499	$—
Deferred revenue	649,967	—
Current portion of long-term debt	7,481,250	—
Due to Parent	1,788,021	849,929
Total current liabilities	12,219,737	849,929

Noncurrent liabilities:
Long-term debt	62,343,750	—
Total noncurrent liabilities:	62,343,750	—

Total liabilities	74,563,487	849,929

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Capital stock, par value $0.01; 0 and 100 shares authorized and 0 and 100 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Common stock, par value $0.01; 500,000,000 and 0 shares authorized and 16,778,500 and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	167,785	—
Class B stock, par value $0.01; 100,000,000 and 0 shares authorized and 5,699,088 and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	56,991	—
Additional paid-in capital	287,155,608	—
Retained earnings (deficit)	1,014,461	(15,820)
Total shareholders’ equity (deficit)	288,394,845	(15,819)

Total liabilities and shareholders’ equity (deficit)	$362,958,332	$834,110
See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010

Revenues	$10,406,663	$17,397,426

Operating expenses:
Voyage expenses	186,854	337,278
Vessel operating expenses	2,722,373	4,047,708
General, administrative and management fees	1,834,945	3,944,494
Depreciation	2,461,963	3,701,509
Other operating income	—	(206,000)

Total operating expenses	7,206,135	11,824,989

Operating income	3,200,528	5,572,437

Other (expense) income:
Other expense	(17,715)	(17,715)
Interest income	64,982	227,051
Interest expense	(683,987)	(1,126,293)

Other expense, net	(636,720)	(916,957)

Net income before income taxes	2,563,808	4,655,480
Income tax expense	(28,785)	(28,785)

Net income	$2,535,023	$4,626,695

Net income per share of common and Class B Stock:
Net income per share-basic	$0.12	$0.28
Net income per share-diluted	$0.12	$0.28

Dividends declared per share of common and Class B Stock	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2010
(Unaudited)

	Capital Stock Par Value	Common Stock Par Value	Class B Stock Par Value	Additional paid in Capital	Retained Earnings (Deficit)	Total
Balance – January 1, 2010	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					4,626,695	4,626,695

Capital contribution from Parent and exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Cash dividends paid ($0.16 per share)					(3,596,414)	(3,596,414)

Issuance of 16,300,000 shares of common stock		163,000		210,231,788		210,394,788

Issuance of 478,500 shares of nonvested common stock		4,785		(4,785)		—

Nonvested stock amortization				1,985,595		1,985,595

Balance – September 30, 2010	$—	$167,785	$56,991	$287,155,608	$1,014,461	$288,394,845

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010
(Unaudited)

Cash flows from operating activities:
Net income	$4,626,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,701,509
Amortization of deferred financing costs	166,812
Amortization of nonvested stock compensation expense	1,985,595
Change in assets and liabilities:
Increase in due from charterers	(452,030)
Increase in prepaid expenses and other current assets	(2,375,371)
Increase in accounts payable and accrued expenses	1,523,005
Decrease in due to Parent	(4,046)
Increase in deferred revenue	649,967

Net cash provided by operating activities	9,822,136

Cash flows from investing activities:
Purchase of vessels, including deposits	(299,835,650)
Purchase of other fixed assets	(23,955)
Deposits of restricted cash	(12,000,000)

Net cash used in investing activities	(311,859,605)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	69,825,000
Capital contribution from Parent	75,000,000
Cash dividends paid	(3,596,414)
Proceeds from issuance of common stock	214,508,000
Payments of common stock issuance costs	(4,078,175)
Payment of deferred financing costs	(1,514,902)

Net cash provided by financing activities	350,143,509

Net increase in cash and cash equivalents	48,106,040

Cash and cash equivalents at beginning of period	1

Cash and cash equivalents at end of period	$48,106,041

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2010 (unaudited)

1 - GENERAL INFORMATION

The accompanying condensed consolidated financial statements include the accounts of Baltic Trading Limited (“Baltic Trading”) and its wholly-owned subsidiaries (collectively, the “Company”).  The Company was formed to own and employ drybulk vessels in the spot market.  The spot market represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Baltic Trading was formed on October 6, 2009, under the laws of the Republic of the Marshall Islands.

At September 30, 2010, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Date Delivered	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Baltic Trading and its wholly-owned ship-owning subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred financing costs

Deferred financing costs consist of fees, commissions and legal expenses associated with obtaining loan facilities.  These costs are being amortized over the life of the related loan facility and are included in interest expense.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of September 30, 2010 and December 31, 2009, the Company had a reserve of $365,259 and $0, respectively, related to these estimated customer claims.

Vessels, net

The Company depreciates the cost of its vessels, including the purchase commission paid to Genco, on a straight-line basis over their estimated useful lives, which the Company expects to be approximately 25 years from the date of initial delivery from the shipyard, based on the types of vessels the Company has purchased and plans to purchase.  Depreciation is based on cost less estimated residual value.  Furthermore, the Company estimates the residual values of its vessels to be based upon $175 per lightweight ton, which the Company believes to be the anticipated scrap value of its vessels.  Depreciation expense for the three and nine months ended September 30, 2010 for vessel assets was $2,459,950 and $3,697,461, respectively.

Due to/from Parent

Due to/from Parent consists of amounts due to/from Genco, which in turn represent the timing of payments for amounts due to/from the Company primarily consisting of fees payable to Parent pursuant to the Management Agreement between the Company and Genco for commercial, technical, administrative and strategic services necessary to support the Company’s business.  At December 31, 2009, prior to the Company’s IPO, this amount consisted of costs borne by Genco on behalf of the Company as part of the IPO which were reimbursed to Genco once the offering was completed.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three and nine months ended September 30 2010, the Company had United States operations which resulted in United States source income of $1,439,267 during the three and nine months ended September 30, 2010.  As such, the Company’s estimated United States income tax liability is $28,785.

Nonvested stock awards

The Company follows Accounting Standards Codification (“ASC”) Subtopic 718-10, “Compensation – Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plan.  Compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Other operating income

                  During the three and nine months ended September 30, 2010, the Company recorded other operating income of $0 and $206,000, respectively, related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents and deposits on vessels.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the three and nine months ended September 30, 2010, the Company earned 100% of its revenues from four customers.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at September 30, 2010.

For the three months ended September 30, 2010, there were four customers that individually accounted for more than 10% of revenues, Olendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 28.81%, 38.50%, 15.86% and 16.83% of revenues, respectively.

For the nine months ended September 30, 2010, there were four customers that individually accounted for more than 10% of revenues, Olendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 38.19%, 33.54%, 14.76% and 13.51% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with two financial institutions.  None of the Company's cash and cash equivalent balances are covered by insurance in the event of default by these financial institutions.

Deposits on vessels are held in escrow accounts maintained by DnB NOR Bank ASA.  None of the deposits on vessels are covered by insurance in the event of default by this financial institution.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $708,682 for the purchase of vessels, including deposits.  For the nine months ended September 30, 2010, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of $1,756,802 for the purchase of vessels and $19,445 for the purchase of other fixed assets.  Additionally, for the nine months ended September 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $33,777 associated with deferred financing fees and $35,037 associated with the payment of common stock issuance costs related to the IPO of the Company.  Also, for the nine months ended September 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of September 30, 2010 consisting of $2,862 interest receivable associated with the purchase of vessels, including deposits.

During the nine months ended September 30, 2010, cash paid for interest, net of amount capitalized, was $844,397.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock were granted under the Baltic Trading Limited 2010 Equity Incentive Plan and will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Lastly, on March 15, 2010, the Company made grants of nonvested common stock under the Baltic Trading Limited 2010 Equity Incentive Plan in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $175,000 based on the IPO price of $14.00 per share.  These grants will vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2011.

4 - VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar group of companies for an aggregate purchase price of approximately $99,750,000.  Total vessel deposits of $9,975,000 were made during the second quarter of 2010.  Two of the vessels were delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel, was delivered on August 4, 2010 and the Baltic Cove, a 2010 built Handysize vessel, was delivered on August 23, 2010.  The remaining vessel, the Baltic Breeze, a newbuilding, was delivered during the fourth quarter of 2010 on October 12, 2010. All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).  The Company financed the purchase price of the aforementioned acquisitions utilizing its existing $100,000,000 senior secured revolving credit facility for bridge financing.

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

 On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200,000.   The Baltic Wolf was delivered on October 14, 2010 and the Baltic Bear was delivered on May 14, 2010. Total vessel deposits of $21,540,000 were made during the first quarter of 2010 and the remaining payment for the Baltic Bear of $65,700,000 and the Baltic Wolf of $56,960,000 were made upon delivery of the vessels during the second and fourth quarter of 2010, respectively.  Refer to Note 1 – General Information for the dates on which these vessels were delivered.

5 - EARNINGS PER COMMON SHARE

The computation of net income per share of common stock and Class B shares is in accordance with ASC 260 – “Earnings Per Share,” using the two-class method.  Under these provisions, basic net income per share is computed using the weighted average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 – Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 478,500 nonvested shares outstanding at September 30, 2010 (see Note 14 – Nonvested Stock Awards), none are anti-dilutive.  The computation of the diluted net income per share of common stock assumes the conversion of Class B shares, while the diluted net income per share of Class B stock does not assume the conversion of those shares.

Under the Company’s Amended and Restated Articles of Incorporation, the rights, including dividend rights, of the holders of the Company’s common and Class B shares are identical, except with respect to voting.  Further, the Company’s Amended and Restated Articles of Incorporation and Marshall Islands law embody safeguards against modifying the identical rights of the Company’s common stock and Class B stock to dividends.  Specifically, Marshall Islands law provides that amendments to the Company’s Amended and Restated Articles of Incorporation which would have the effect of adversely altering the powers, preferences, or special rights of a given class of stock (in this case the right of the Company’s common stock to receive an equal dividend to any declared on the Company’s Class B stock) must be approved by the class of stock adversely affected by the proposed amendment.  As a result, and in accordance with ASC 260 – “Earnings Per Share,” the undistributed earnings are allocated based on the contractual participation rights of the common and Class B shares as if the earnings for the year had been distributed.  As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.  Further, as the conversion of Class B shares is assumed in the computation of the diluted net income per share of common stock, the undistributed earnings are equal to net income for that computation.

The Company was formed with 100 shares of capital stock during October of 2009, and on March 3, 2010, Genco made an additional capital contribution of $75,000,000 and surrendered the 100 shares of capital stock for 5,699,088 shares of Class B stock.  The net loss attributable to the period from January 1, 2010 to March 2, 2010 was insignificant and therefore the Company has not allocated any of the net loss during that period to the capital stock.  The following table sets forth the computation of basic and diluted net income per share of capital stock, common stock and Class B stock:

	Three Months Ended September 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of income	$—	$1,878,300	$656,723

Denominator:
Weighted average shares outstanding	—	16,300,000	5,699,088

Basic net income per share	$—	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of income	$—	$1,878,300	$656,723
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	(255,131)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	—	911,854	—
Reallocation of undistributed earnings to Class B shares	—	—	(354)
Allocation of earnings	$—	$2,535,023	$656,369

Denominator:
Weighted average shares outstanding used in basic computation	—	16,300,000	5,699,088
Add:
Conversion of Class B to common shares	—	5,699,088	—
Dilutive effect of nonvested stock awards	—	11,875	—

Weighted average shares outstanding, diluted	—	22,010,963	5,699,088

Diluted net income per share	$—	$0.12	$0.12

	Nine Months Ended September 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of income	$—	$3,398,044	$1,228,651

Denominator:
Weighted average shares outstanding	22	12,239,927	4,425,665

Basic net income per share	$—	$0.28	$0.28

Diluted net income per share:
Numerator:
Allocation of income	$—	$3,398,044	$1,228,651
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	316,797	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	—	911,854	—
Reallocation of undistributed earnings to Class B shares	—	—	(473)
Allocation of earnings	$—	$4,626,695	$1,228,178

Denominator:
Weighted average shares outstanding used in basic computation	22	12,239,927	4,425,665
Add:
Conversion of Class B to common shares	—	4,425,665	—
Dilutive effect of nonvested stock awards	—	6,416	—

Weighted average shares outstanding, diluted	22	16,672,008	4,425,665

Diluted net income per share	$—	$0.28	$0.28

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements, except for Due to Parent which represents amounts due to Genco:

During the nine months ended September 30, 2010, the Company incurred legal services aggregating $158,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2010 and December 31, 2009, $114,000 and $0 was outstanding to Constantine Georgiopoulos, respectively.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is Chairman of the Board of Aegean.  During the nine months ended September 30, 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $349,563.  At September 30, 2010 and December 31, 2009, $79,182 and $0 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the parent company that manages the Company.   For the nine months ended September 30, 2010, the Company incurred internal audit service fees of

$17,668, which are reimbursable to Genco.  At September 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $395 and $0, respectively, for such services.

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  Refer to Note 16 – Commitments and Contingencies for a description of the terms of the Management Agreement.  For the nine months ended September 30, 2010, the Company incurred costs of $3,511,425 pursuant to the Management Agreement with Genco.  Of the total costs incurred, $2,795,000 was related to the 1% purchase fee and was capitalized as part of the vessel assets.  At September 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $1,750,855 and $0, respectively, for such services.  Additionally, during the nine months ended September 30, 2010, Genco incurred costs of $186,384 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At September 30, 2010 and December 31, 2009, the amount due to Genco from the Company was $36,771 and $0, respectively, for such services.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”).  The 2010 Credit Facility matures on April 16, 2014, and borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, the Company paid an upfront fee of $312,500.  Additionally, upon executing the 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.  Of the total facility amount of $100,000,000, $25,000,000 is available for working capital purposes.  As of September 30, 2010, total available working capital borrowings were $15,025,000 as $9,975,000 was drawn down during the nine months ended September 30, 2010.  As of September 30, 2010, $30,175,000 remains available under the 2010 Credit Facility as two draw downs of $29,925,000 each were made during the third quarter of 2010 to fund the purchase of the Baltic Wind and Baltic Cove.  The Company intends to use additional borrowings under the facility to pay the balance of the purchase price for the remaining Metrostar vessel.  Refer to Note 4 – Vessel Acquisitions for further information regarding these vessels and the deposits paid on them.

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

Borrowings under the 2010 Credit Facility are secured by liens on the Company’s initial vessels, once delivered and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels.  Alternatively, the Company could provide cash collateral equal to $225,000,000 minus the aggregate purchase price of its first five vessels delivered in order to draw down on the 2010 Credit Facility while awaiting delivery of the Capesize vessel expected to be delivered in October 2010.  As of September 30, 2010, the Company had provided cash collateral in the amount of $12,000,000 in order to invoke this option.  This amount has been reflected as restricted cash at September 30, 2010.  This cash collateral was released to the seller of the Baltic Wolf once it was delivered on October 14, 2010 and concurrently made subject to a lien under the 2010 Credit Facility.  Refer to Note 17 – Subsequent Events for further information.  The Company’s subsidiaries owning the Company’s initial vessels act as guarantors under the 2010 Credit Facility.

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

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of September 30, 2010.

The following table sets forth the repayment of the outstanding debt of $69,825,000 at September 30, 2010 under the 2010 Credit Facility:

Period Ending December 31,	Total

2010 (October 1, 2010 – December 31, 2010)	$—
2011	22,443,750
2012	37,406,250
2013	—
2014	9,975,000

Total long-term debt	$69,825,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Effective Interest Rate (excluding impact of unused commitment fees)	3.54%	3.54%
Range of Interest Rates (excluding impact of unused commitment fees)	3.51% to 3.60%	3.51% to 3.60%

8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$48,106,041	$1
Restricted cash	12,000,000	—
Floating rate debt	69,825,000	—

The fair value of floating rate debt under the 2010 Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:
	September 30, 2010	December 31, 2009
Lubricant inventory and other stores	$922,157	$—
Prepaid items	731,555	—
Insurance receivable	466,482
Interest receivable on deposits for vessels to be acquired	27,119	—
Other	230,919	—
Total	$2,378,232	$—

10 – DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities.  These costs will be amortized over the life of the related loan facility, and will be included in interest expense.  The Company has unamortized deferred financing costs of $1,381,867 and $0 at September 30, 2010 and December 31, 2009, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of September 30, 2010 and December 31, 2009 was $166,812 and $0, respectively.  The Company has incurred deferred financing costs of $1,548,679 in total for the existing 2010 Credit Facility as of September 30, 2010.  Amortization expense of deferred financing costs for the three and nine months ended September 30, 2010 was $96,097 and $166,812, respectively.

  11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$721,736	$—
Accrued vessel operating expenses	1,214,427	—
Accrued general and administrative expenses	364,336	—
Total	$2,300,499	$—

12 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2010	December 31, 2009
Fixed assets:
Computer equipment	$43,399	$—
Total cost	43,399	—
Less: accumulated depreciation	4,047	—
Total	$39,352	$—

Depreciation expense for fixed assets for the three and nine months ended September 30, 2010 was $2,013 and $4,047, respectively.

13 – REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the three and nine months ended September 30, 2010 was $10,406,663 and $17,397,426, respectively.  Future minimum time charter revenue cannot be estimated as the Company’s vessels are currently on spot market-related time charters and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from March 2011 to August 2014, which include the Baltic Wolf and Baltic Breeze that were delivered during October 2010.  Refer to Note 17 – Subsequent Events.

14 - NONVESTED STOCK AWARDS

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

The following table presents a summary of the Company’s nonvested stock awards for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$—
Granted	478,500	14.00
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2010	478,500	$14.00

The total fair value of shares that vested under the Plan during the three and nine months ended September 30, 2010 was $0 during both periods.

For the three and nine months ended September 30, 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and management fees, as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
General, administrative and management fees	$892,172	$1,985,595

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2010, unrecognized compensation cost related to nonvested stock will be recognized over a weighted average period of 3.38 years.

15 - LEGAL PROCEEDINGS

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

16 – COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. If the Management Agreement terminates during its initial year, the termination payment will be approximately $9.6 million, based on five times an amount of approximately $1.9 million.  Refer to Note 6 – Related Party Transaction for any costs incurred during the nine months ended September 30, 2010 pursuant to the Management Agreement.

17 – SUBSEQUENT EVENTS

On October 12, 2010, the Company took delivery of the Baltic Breeze, a 34,386 dwt Handysize newbuilding, from a company within the Metrostar group of companies.  The Company utilized the 2010 Credit Facility to pay the remaining balance of $29,925,000 for the Baltic Breeze.

On October 14, 2010, the Company took delivery of the Baltic Wolf, a 177,752 dwt Capesize newbuilding, from Oceanways Trust Ltd. and other unaffiliated third-party vessel owners.  The Baltic Wolf is the final vessel of the Company’s initial fleet of six vessels.  The Company utilized cash on hand, including restricted cash, to pay the remaining balance of $56,960,000 for the Baltic Wolf.

On November 3, 2010, the Company announced a dividend of $0.16 per share to be paid on or about November 25, 2010 to shareholders of record as of November 15, 2010.  The aggregate amount of the dividend is expected to be approximately $3,596,000, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made

On November 2, 2010, the Company entered into a commitment letter with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB to amend the 2010 Credit Facility.  Under the terms of the amended 2010 Credit Facility, the commitment amount will increase to $150,000,000 from $100,000,000, and the amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% currently.  The term of the 2010 Credit Facility will be extended to six years from the currently remaining 3.5 years, and the repayment structure will be modified to provide for eleven semi-annual commitment reductions of $5,000,000 each with a balloon payment at the end of the facility.  The amendment is subject to definitive documentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) expectations of our ability to pay dividends on our common stock and Class B stock; (ii) changes in demand or rates in the drybulk shipping industry; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management  fee expenses; (vii) the adequacy of our insurance arrangements; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xii) the completion of definitive documentation with respect to charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; (xiv) the completion of definitive documentation for the amendment of our credit facility; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the Registration Statement on Form S-1, as amended, for our IPO (See Registration Statement No. 333-162456) (the “Registration Statement”)  and subsequent reports on Form 8-K.   Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.  Due to our short period of operations, we do not have comparable historical data available for the three and nine months ended September 30, 2009.  Therefore, the following management discussion assesses the results for the three and nine months ended September 30, 2010, as the Company does not have a comparable period of operation.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt. Our fleet will contain three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

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

Refer to pages 24-25 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

              We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three and nine months ended September 30, 2010.

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
Fleet Data:
Ownership days (1)
Capesize	92.0	139.6
Supramax	368.0	595.2
Handysize	96.4	96.4

Total	556.4	831.2

Available days (2)
Capesize	92.0	138.7
Supramax	368.0	587.9
Handysize	95.1	95.1

Total	555.1	821.7

Operating days (3)
Capesize	92.0	137.1
Supramax	352.2	571.6
Handysize	94.8	94.8

Total	539.0	803.5

Fleet utilization (4)
Capesize	100.0%	98.8%
Supramax	95.7%	97.2%
Handysixe	99.7%	99.7%

	97.1%	97.8%

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$ 25,676	$ 29,812
Supramax	17,081	19,311
Handysize	16,533	16,533

Fleet average	$ 18,412	$ 20,762

Daily vessel operating expenses (6)
Capesize	$ 5,008	$ 4,833
Supramax	4,933	4,917
Handysize	4,629	4,629

Fleet average	$ 4,893	$ 4,870

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

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010

Voyage revenues	$ 10,406,663	$ 17,397,426
Voyage expenses	186,854	337,278
Net voyage revenue	$ 10,219,809	$ 17,060,148
Total available days	555.1	821.7
Total TCE rate	$ 18,412	$ 20,762

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

Operating Data

The following discusses our financial results for the three and nine months ended September 30, 2010:

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010

Revenues	$ 10,406,663	$ 17,397,426

Operating Expenses:
Voyage expenses	186,854	337,278
Vessel operating expenses	2,722,373	4,047,708
General, administrative and management fees	1,834,945	3,944,494
Depreciation	2,461,963	3,701,509
Other operating income	—	(206,000)

Total operating expenses	7,206,135	11,824,989

Operating income	3,200,528	5,572,437
Other (expense) income	(636,720)	(916,957)
Net income before income taxes	2,563,808	4,655,480
Income tax expense	(28,785)	(28,785)
Net income	$ 2,535,023	$ 4,626,695

Net income per share of common and Class B stock:
Net income per share-basic	$ 0.12	$ 0.28
Net income per share-diluted	$ 0.12	$ 0.28

Dividends declared per share of common and Class B stock	$ 0.16	$ 0.16

EBITDA (1)	$ 5,644,776	$ 9,256,231

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

	For the three months ended September 30, 2010	For the nine months ended September 30, 2010

Net income	$2,535,023	$4,626,695
Net interest expense	619,005	899,242
Income tax expense	28,785	28,785
Depreciation and amortization	2,461,963	3,701,509

EBITDA (1)	$5,644,776	$9,256,231

(1)	See above for an explanation of EBITDA.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses are expected to consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.   We have accrued for estimated taxes from these voyages at September 30, 2010.

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

The following table reflects the current employment of our current fleet as well as the employment or other status of vessels expected to join our fleet as of November 9, 2010:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	100% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (2)

Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	95 % of BSI (3)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (4)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (5)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (5)
Baltic Breeze	2010	Cargill International S.A.	August 2014	115% of BHSI (5)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)
Under the terms of the agreements, the rate for the spot market-related time charter will be based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco.  We will not be responsible for voyage expenses, including fuel.

(3)
The rate for the spot market-related time charter will be based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. We will not be responsible for voyage expenses, including fuel.

(4)
We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire will be paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. We will not be responsible for voyage expenses, including fuel.  The vessel commenced the spot market-related time charter following the expiration of its previous time charter on July 28, 2010.

(5)
The rate for each of the spot market-related time charters will be based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire will be paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. We will not be responsible for voyage expenses, including fuel.

Three and nine months ended September 30, 2010

Lack of Historical Operating Data for Vessels before Their Acquisition

Consistent with shipping industry practice, we have not been able to obtain the historical operating data for the four Supramax vessels and two Handysize vessels we have purchased from the sellers, in part because that information is not material to our decision to acquire such vessels.  These six vessels have been sold under a standardized agreement, which, among other things, provides us with the right to inspect the vessel and the vessel's classification society records.  The standard agreement does not give us the right to inspect, or receive copies of, the historical operating data of the vessel.  Accordingly, such information was not available to us.  Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel.  In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.  Two of the Capesize and one of the Handysize vessels that we have purchased are newbuildings and therefore have no historical operating data.

In addition, and consistent with shipping industry practice, we treat the acquisition of vessels from unaffiliated third parties as the acquisition of an asset rather than a business.  The three Handymax vessels that we have purchased from companies within the Metrostar group of companies are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by the Baltic Exchange.  Consistent with shipping industry practice, if we wish to take delivery of these vessels with the associated time charter agreements, such delivery is subject to the charterer's consent and we will be required to enter into a separate direct agreement with the charterer to assume the time charter.  The purchase of a vessel itself does not generally transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

Voyage Revenues

Voyage revenues are driven primarily by the number of vessels that we have in our fleet, the number of calendar days during which our vessels will generate revenues and the amount of daily charter hire that our vessels earn under charters.   These, in turn, are affected by a number of factors, including our decisions relating to vessel acquisitions and disposals, the amount of time that we spend positioning our vessels, the amount of time that our vessels spend in drydock undergoing repairs, maintenance and upgrade work, the age, condition and specifications of our vessels, levels of supply and demand in the drybulk carrier market and other factors affecting spot market charter rates for our vessels.

Vessels operating in the spot charter market generate revenues that are less predictable than those operating on time charters but may enable us to capture increased profit margins during periods of improvements in charter rates.  Conversely, by operating in the spot charter market, we are exposed to the risk of declining charter rates, which may have a materially adverse impact on our financial performance.

For the three and nine months ended September 30, 2010 voyage revenues were $10,406,663 and $17,397,426, respectively.  These voyage revenues consisted primarily of revenue earned on spot market-related time charters.  For the three and nine months ended September 30, 2010, we had ownership days of 556.4 and 831.2, respectively, and fleet utilization was 97.1% and 97.8%, respectively.

The freight environment displayed relative weakness though the first half while recovering in the second half of the third quarter of 2010 with the Baltic Dry Index trading from a low of 1,700 to a high of 2,995 points. The low point of 1,700 was reached on July 15, 2010 and was primarily due to seasonally lower demand for iron ore imports into China as well as the wind down of the South American grain season. Following the commencement of the North American grain season and the return of the iron ore imports into China starting in September, the Baltic Dry Index rebounded reaching its high towards the second half of September. We believe that a shift towards a quarterly iron ore pricing system and further rumors about a spot indexed system will affect freight rate dynamics going forward.

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

Voyage expenses for the three and nine months ended September 30, 2010 were $186,854 and $337,278, respectively, and consisted primarily of commercial service fees due to Genco pursuant to the Management Agreement.  The commercial service fee represents 1.25% of gross charter revenue earned by each of the Company’s vessels.

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

The average daily TCE rate of our fleet for the three and nine months ended September 30, 2010 was $18,412 and $20,762 per day, respectively.

Vessel Operating Expenses

Our vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.  We anticipate that our vessel operating expenses, which generally represent fixed costs, will increase as we add vessels to our fleet.  Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for insurance and crew wages, may also cause these expenses to increase.

Vessel operating expenses for the three and nine months ended September 30, 2010 were $2,722,373 and $4,047,708, respectively.  Daily vessel operating expenses were $4,893 and $4,870 for the three and nine months ended September 30, 2010.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the second quarter of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  For the second half of 2010 we budgeted daily vessel operating expenses at $5,100 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2010 were $207 below the budgeted rate of $5,100.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2010 have been $354 below the weighted average budgeted rate for the second and third quarter of 2010 of approximately $5,224.

Depreciation

For the three and nine months ended September 30, 2010, depreciation was $2,461,963 and $3,701,509, respectively.  This was primarily due to the depreciation associated with our vessels.

General, Administrative and Management Fees

For the three and nine months ended September 30, 2010, general, administrative and management fees were $1,834,945 and $3,944,494, respectively.  These expenses consisted primarily of non-cash compensation, insurance, legal fees, auditing fees and technical service fees payable to Genco pursuant to our Management Agreement.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 14 – Nonvested Stock Awards in our condensed consolidated financial statements.

Other Operating Income

For the three and nine months ended September 30, 2010, other operating income was $0 and $206,000, respectively.  The $206,000 represents the payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

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

Borrowings under the facility bear interest at LIBOR plus an applicable margin of 3.25% per annum.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010.  We intend to use the 2010 Credit Facility primarily for bridge financing for vessel acquisitions.  In addition, borrowings of up to $25 million under the 2010 Credit Facility will be available for working capital purposes.  At September 30, 2010, we have borrowed approximately $10 million of the total $25 million available for working capital.  Borrowings, except those for working capital purposes, are to be repaid with proceeds from follow-on equity offerings or otherwise within twelve months from drawdown.  Borrowings not repaid within such twelve months will be converted into term loans and repaid in equal monthly installments over the subsequent twelve-month period.  All amounts outstanding, including borrowings for working capital, must be repaid in full on the 2010 Credit Facility's maturity date. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of September 30, 2010, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $69,825,000.

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

On November 2, 2010, we entered into a commitment letter with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB to amend the 2010 Credit Facility.  Under the terms of the amended 2010 Credit Facility, the commitment amount will increase to $150,000,000 from $100,000,000 and the amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% currently.  The term of the 2010 Credit Facility will be extended to six years from the currently remaining 3.5 years and the repayment structure will be modified to provide for eleven semi-annual commitment reductions of $5,000,000 each with a balloon payment at the end of the facility.  The amendment is subject to definitive documentation.

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

            The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation ____________________________________________ Cash Available for Distribution

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2010
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	—	N/A

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2010 was $9.8 million. Net cash provided by operating activities for the nine months ended September 30, 2010 was primarily a result of recorded net income of $4.6 million, depreciation and amortization of $3.7 million related to the operation of our fleet, in addition to $2.0 million of amortization of non-vested stock compensation expense. Net cash provided by operating activities was offset by $2.4 million in prepaid and other current assets.

Net cash used in investing activities was $311.9 million for the nine months ended September 30, 2010 and was related to the purchase of the seven vessels in our fleet, deposits on vessels to be acquired and deposits of restricted cash placed as collateral against the delivery of the Baltic Wolf, which occurred on October 14, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $350.1 million and mainly consisted of $214.5 million of gross proceeds from the initial public offering, Genco‘s capital contribution in the amount of $75.0 million and $69.8 million of proceeds from our credit facility to finance the deposits and final payments for the Metrostar vessels.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2010.  The table incorporates the agreement to acquire one Capesize vessel and one Handysize vessel for an aggregate remaining purchase price of $86.9 million.  We borrowed $29.9 million on October 6, 2010 to fund the remaining purchase price of the Handysize vessel we acquired and funded the remaining purchase price of the Capesize vessel we acquired using cash on hand, including restricted cash.  Therefore, the table below includes the additional interest expense associated with the borrowing of $29.9 million on October 6, 2010.  Additionally, we have entered into a commitment letter to amend the 2010 Credit Facility (refer to Note 17 – Subsequent Events in the condensed consolidated financial statements) and expect to execute the amendment on or about December 15, 2010.  As such, the table below incorporates the expected terms of the amendment from the anticipated closing date, including the amendment fee of $1.4 million.  The table also incorporates fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.   The interest and fees include the unused fees and interest expense related to the 2010 Credit Facility, as well as other fees associated with the 2010 Credit Facility.

	Total	Within the Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement (2)	$99,750,000	$–	$–	$–	$99,750,000
Remainder of purchase price of vessels (3)	86,885,000	86,885,000	–	–	–
Interest and borrowing fees (2)	24,489,645	2,279,942	7,982,412	7,464,892	6,762,399
Sale & purchase fees (3)	1,044,500	1,044,500	–	–	–

(1)	Represents the three-month period ending December 31, 2010.
(2)	On October 6, 2010, $29,925,000 was drawn down from the 2010 Credit Facility in order to fund the purchase of the Baltic Breeze, which was delivered on October 12, 2010.
(3)
Upon the delivery of the Baltic Breeze and Baltic Wolf on October 12, 2010 and October 14, 2010, respectively, the remaining purchase price of $86,885,000 million was paid to the relevant seller of the vessels and we will be required to pay a fee to Genco pursuant to the Management Agreement for 1% of the total aggregate purchase price of the two vessels, or $1,044,500.

Interest expense has been estimated using 0.3125% plus the applicable margin for the 2010 Credit Facility of 3.25% until December 15, 2010 when it would change to 3.00% pursuant to the expected amendment as described above.

Off-Balance Sheet Arrangements

Except as disclosed in the condensed consolidated financial statements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.  However, costs may increase based on the anticipated increased cost for repairs, maintenance and lubricants.

CRITICAL ACCOUNTING POLICIES

Refer to the Critical Accounting Policies as disclosed starting on page 49 of Amendment No. 8 to our Registration Statement.  There have been no changes in these policies in the nine months ended September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that will provide us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.25% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $125,796 in interest expense for the nine months ended September 30, 2010.

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

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.   The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its financial condition, results of operations or cash flows.

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(*)    Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2010
BALTIC TRADING LIMITED

By: /s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

(*)    Filed with this report.

(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(Remainder of page left intentionally blank)