Form 10-K
period 2010-12-31
Baltic Trading Ltd
filed 2011-03-10
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 001-34648

BALTIC TRADING LIMITED
 (Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0637837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 20th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 443-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒
    Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $14.99 per share as of June 30, 2010 on the New York Stock Exchange, was approximately $387.0 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's classes of common stock, as of March 9, 2011:  common stock, $0.01 per share — 16,883,500 shares and Class B stock, $0.01 per share – 5,699,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, are incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 deadweight tons (“dwt”). Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We intend to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we have been acquiring and operating a fleet of drybulk ships that will transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We expect to finance our fleet primarily with equity capital and have entered into a revolving credit facility (the “2010 Credit Facility”) for bridge financing for acquisitions. We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to page 7 for a table of all vessels that have been delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other documents with the SEC, under the Securities Exchange Act of 1934 (the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.baltictrading.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports, access www.baltictrading.com, click on Investor Relations, then SEC Filings.  No information on our company website is incorporated by reference into this annual report on Form 10-K.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Baltic Trading Limited
299 Park Avenue, 20th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ a profitable fleet of drybulk vessels in the spot market and to grow our business through accretive vessel acquisitions. As detailed below, our strategy largely relies on blending certain complementary elements of vessel employment with a capital structure that supports our operations. For example, we believe that by focusing on the drybulk spot market and seeking to pay quarterly dividends, we provide equity investors with the opportunity to gain exposure to the trends of the drybulk shipping industry, and are attractive to investors. We believe that by relying primarily on equity financing, we will be in a better position to withstand the volatility of the spot market and will have more cash available to pay dividends than if we relied primarily on debt financing. Key elements of our business strategy include:

•
Deploy our vessels in the spot market.  We seek to provide shareholders with the opportunity to invest in a company with a strategic focus on the drybulk spot market by deploying our vessels on voyage or time charters or in vessel pools that are related to the spot market. The spot market is volatile and holds the potential for significant increases or decreases in shipping rates over time. Upward movements in spot rates have the potential to increase our revenues, and we will have opportunities to take advantage of these upswings by not locking our vessels into long-term, fixed-rate time charters. Conversely, our revenues may decline if the spot market does, and we will not benefit from the stabilizing effect of fixed-rate time charters. The spot market may be affected by whether the global economy declines or recovers, particularly with respect to economies outside the United States such as China and India, which have been the primary drivers of drybulk trade in recent years. Further, while economic health is one factor influencing demand, supply of drybulk vessels is also an important factor affecting spot market rates. An undersupply of drybulk vessels could lead to higher spot market rates despite weak economic conditions, while an oversupply of drybulk vessels could lead to lower spot market rates despite strong economic conditions. Because we generate virtually all of our revenues in U.S. Dollars, the current weakness of the U.S. Dollar does not affect our revenues; however, as we may incur certain costs in other currencies, the weakness of the U.S. Dollar could affect our business if these costs are significant.

•
Return a substantial portion of our cash flow to shareholders through quarterly dividends.  We intend to pay quarterly dividends to our shareholders approximately equal to our net income minus cash capital expenditures for vessels, other than vessel acquisitions and related expenses plus non-cash compensation. See "Dividend Policy" herein. As we intend to primarily finance future vessel acquisitions through equity financing as well as internally generated cash flow and to maintain little to no leverage, we expect our cash flow to be sufficient to support quarterly dividends.  By paying dividends in this manner, our goal is to make our common stock more attractive to investors to enhance our ability to conduct equity financings, which we intend to use primarily for our financing needs. Our Board of Directors has declared a dividend of $0.17 per share for the fourth quarter of 2010, and we have paid dividends of $0.16 per share for the second and third quarters of 2010.

•
Maintain a strong balance sheet.  We believe that primarily using equity to finance our business will strengthen our balance sheet to help offset the volatility risk of trading our vessels in the spot market. We also believe that focusing on equity rather than debt financing will help us capitalize on opportunities if the spot market improves as well as reduce the impact debt covenant restrictions and scheduled debt payments would have on our business if the spot market declines. In our view, this strategy is suited to the current global economic downturn, given the ongoing restricted flow of credit, and we intend to pursue this strategy whether the global economic downturn persists or abates. However, our use of equity rather than debt financing may result in substantial dilution to our shareholders.

•
Strategically expand the size of our fleet.  We intend to acquire modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow. We currently view Capesize, Panamax, Supramax and Handysize vessel classes as providing attractive return characteristics but will evaluate all classes of drybulk vessels for potential acquisition. A key element of our acquisition strategy is to pursue vessels at attractive valuations relative to the valuation of our public equity. In the current market, asset values in the drybulk shipping industry are at cyclically low levels. We believe that these circumstances present an opportunity for us to seek to grow our fleet at favorable prices.

•
Operate a high-quality fleet.  We maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers' comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•
Maintain low-cost, highly efficient operations.  Under the Management Agreement, Genco coordinates and oversees the technical management of our fleet and utilizes qualified third-party independent technical managers. We believe that Genco is able to do so at a cost to us that is lower than what could be achieved by performing the function in-house. Genco's management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.

•
Capitalize on our management's experience and reputation.  We intend to continue to capitalize on the reputation of the management at Genco and our company for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and other owners, many of whom consider the reputation of a vessel owner and operator when entering into charters and asset sales. We believe that the track record of Genco's management team improves our relationships with high quality shipowners, charterers and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

Our fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers, with an aggregate carrying capacity of approximately 672,000 dwt.  As of December 31, 2010, the average age of the vessels currently in our fleet was approximately 1.0 year, as compared to the average age for the world fleet of approximately 15 years for the drybulk shipping segments in which we compete.  The table below summarizes the characteristics of our vessels:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009

FLEET MANAGEMENT

Genco provides us with commercial and strategic management of our fleet.  Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters and voyage charters, and monitoring the performance of our vessels under their charters.  Strategic management involves locating, purchasing, financing and selling vessels.

We utilize the services of Genco and reputable independent technical managers for the technical management of our fleet.  We currently contract with Wallem Shipmanagement Limited (“Wallem”) and Anglo-Eastern Group (“Anglo”), independent technical managers, for our technical management.  Technical management involves the day-to-day management of vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Members of our Genco New York City-based management team oversee the activities of our independent technical managers.  The head of Genco’s technical management team has over 30 years of experience in the shipping industry.

Wallem, founded in 1971, and Anglo, founded in 1974, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 500 vessels of all types, including Capesize, Panamax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

Under our technical management agreements, our technical manager is obligated to:

●	provide personnel to supervise the maintenance and general efficiency of our vessels;

●
arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels' classification societies;

●	select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

●	check the compliance of the crews' licenses with the regulations of the vessels' flag states and the International Maritime Organization, or IMO;

●	arrange the supply of spares and stores for our vessels; and

●	report expense transactions to us, and make its procurement and accounting systems available to us.

OUR CHARTERS

As of March 9, 2011, all of our vessels were employed under spot market-related time charters.  Spot market-related time charters involve the hiring of a vessel from its owner for a period time pursuant to a contract under which the vessel owner places its ship (including its crew and equipments) at the disposal of the charterer.  The charterer typically bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Spot market-related time charters are subject to the fluctuations in the spot market rather than being based on a fixed daily rate as time charter agreements are.

Subject to any restrictions in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging.  Our vessels operate worldwide within the trading limits imposed by our insurance terms.  The technical operation and navigation of the vessel at all times remains the responsibility of the vessel owner, which is generally responsible for the vessel's operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessel, costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Each of our current spot market-related time charters  expires within a range of dates (for example, a minimum of 11 and maximum of 13 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer's option.

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third party brokers, which includes the 1.25% commission payable to Genco pursuant to the Management Agreement.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of the vessels currently in our fleet as of March 9, 2011:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	100% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (2)
Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	April 2011	95 % of BSI (3)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	95 % of BSI (3)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (4)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (5)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (5)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (5)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)
Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco.  Baltic Trading is not responsible for voyage expenses, including fuel.

(3)
The rate for the spot market-related time charter is based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

(4)
We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

(5)
The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), Det Norske Veritas (“DNV”) or Lloyd’s Register of Shipping (“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages.  We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

We have implemented the International Safety Management Code, which was promulgated by the International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of marine pollution by ships), to establish pollution prevention requirements applicable to vessels.  We obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO.

CREWING AND EMPLOYEES

Each of our vessels is crewed with 20 to 24 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman's training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties.

As of February 28, 2011, we employed approximately 200 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, including Oldendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc.  Each of these customers individually accounted for more than 10% of our revenue and in total make up 100% of our revenue.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,600 independent drybulk carrier owners.

PERMITS AND AUTHORIZATIONS

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and other authorizations with respect to our vessels.  The kinds of permits, licenses, certificates and other authorizations required for each vessel depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of the vessel.  We believe that we have all material permits, licenses, certificates and other authorizations necessary for the conduct of our operations.  However, additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase the cost of our doing business.

INSURANCE

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, piracy, hostilities and labor strikes.  In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.  The U.S. Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the U.S.-exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover and loss of hire insurance for our fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull and Machinery, War Risks, Kidnap and Ransom Insurance

We maintain marine hull and machinery, war risks and kidnap and ransom insurance which cover the risk of actual or constructive total loss, for all of our vessels.  Our vessels are each covered up to at least fair market value with deductibles, which depend primarily on the class of the insured vessel and are subject to change.  We are covered, subject to limitations in our policy, to have the crew released in the case of kidnapping due to piracy in the Gulf of Aden / Somalia.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third-party liabilities in connection with our shipping activities.  This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal.  Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities.  We are a member of a P&I Association, which is a member of the International Group. As a result, we are subject to calls payable to the associations based on the group's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Loss of Hire Insurance

We maintain loss of hire insurance, which covers business interruptions and related losses that result from the loss of use of a vessel.  Our loss of hire insurance has a 14-day deductible and provides claim coverage for up to 90 days.  Loss of hire insurance for piracy in the Gulf of Aden / Somalia has a 20-day deductible and provides claim coverage for up to 50 days.

ENVIRONMENTAL AND OTHER REGULATION

Government regulation significantly affects the ownership and operation of our vessels.  We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources.  Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections.  These entities include the local port authorities, (applicable national authorities such as the U.S. Coast Guard and harbor masters), classification societies, flag state administrations (countries of registry) and charterers.  Some of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels.  Our failure to maintain necessary permits, licenses, certificates or authorizations could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

In recent periods, heightened levels of environmental and operational safety concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the drybulk shipping industry.  Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations.  However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident, such as the 2010 Deepwater Horizon oil spill, that results in significant oil pollution or otherwise causes significant adverse environmental impact, could result in additional legislation or regulation that could negatively affect our profitability.

 International Maritime Organization (IMO)

The IMO, the United Nations agency for maritime safety and the prevention of pollution by ships, has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978, which has been updated through various amendments, or the MARPOL Convention.  The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.  The IMO adopted regulations that set forth pollution prevention requirements applicable to drybulk carriers.  These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

Air Emissions

In September 1997, the IMO adopted Annex VI to the MARPOL Convention to address air pollution from ships.  Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile organic compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  The IMO’s Maritime Environment Protection Committee, or MEPC, has adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone-depleting substances, which amendments were ratified by the United States in October 2008 and entered into force on July 1, 2010.  The amended Annex VI reduces air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide emissions from ships by reducing the global sulfur fuel cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The U.S. Environmental Protection Agency, or EPA, promulgated equivalent emissions standards in late 2009.

The MEPC has designated the area extending 200 miles from the territorial sea baseline adjacent to the Atlantic/Gulf and Pacific coasts and the eight main Hawaiian Islands as an emission control area “ECA” under the MARPOL Annex VI amendments. The new ECA will enter into force in August 2012, whereupon fuel used by all vessels operating in the ECA cannot exceed 1.0% sulfur, dropping to 0.1% sulfur in 2015. From 2016, nitrogen oxide after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS, and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, our operations are also subject to environmental standards and requirements contained in the ISM Code promulgated by the IMO.  The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

 The ISM Code requires that vessel operators also obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with code requirements for a safety management system.  No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.  We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our vessels for which such certificates are required by the IMO.  We renew these documents of compliance and safety management certificates as required.

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nations signatory to such conventions.  For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date, there has not been sufficient adoption of this standard for it to take force.  If mid-ocean ballast exchange is made mandatory throughout the United States or at the international level, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Noncompliance with the ISM Code or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.  OPA defines these other damages broadly to include:

•	natural resources damage and related assessment costs;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels to the greater of $1,000 per gross ton or $854,400 (subject to possible adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel. These OPA and CERCLA limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

OPA and the U.S. Coast Guard also require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential liability under OPA and CERCLA. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, self-insurance or a guaranty. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient self-insurance.

In response to the fire and explosion that took place on the Deepwater Horizon in the Gulf of Mexico in April 2010, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels.  If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  Effective February 6, 2009, EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, and in 2009 the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases.  Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or UNFCCC, which we refer to as the Kyoto Protocol, entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol. However, international negotiations are continuing with respect to a successor to the Kyoto Protocol, which sets emission reduction targets through 2012, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the United States and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. In addition, the European Union has expressed its intention to consider an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, if such emissions were not regulated through the IMO or the UNFCCC by December 31, 2010, which did not occur. In the United States, the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has promulgated regulations governing the emission of greenhouse gases from motor vehicles.  The EPA may decide in the future to regulate greenhouse gas emissions from ships and has already been petitioned by the California Attorney General and a coalition of environmental groups to regulate greenhouse gas emissions from ocean-going vessels.  Other federal and state regulations relating to the control of greenhouse gas emissions may follow, including the climate change initiatives that are being considered in the U.S. Congress.  In addition, the IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, including market-based instruments.  Any passage of climate control legislation or other regulatory initiatives by the EU, U.S., IMO or other countries where we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;
•	the development of vessel security plans;
•	ship identification number to be permanently marked on a vessel’s hull;
•
a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid International Ship Security Certificate attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be ‘‘classed’’ by a classification society.  The classification society certifies that the vessel is ‘‘in class,’’ signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state.  These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classes are required to be performed as follows:

•
Annual Surveys:  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•
Intermediate Surveys:  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•
Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull.  At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures.  Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals.  The classification society may grant a one-year grace period for completion of the special survey.  Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear.  In lieu of the special survey every four or five years, depending on whether a grace period was granted, a vessel owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle.  Upon a vessel owner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class.  This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere.  The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by ABS, BV, NK, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

SEASONALITY

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, may result in quarter-to-quarter volatility in our operating results because our vessels are traded on the spot market.  The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months.  As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30 and conversely, our revenues could be stronger during the quarters ended December 31 and March 31.

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management  fee expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the amount of off-hire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xi) the Company’s acquisition or disposition of vessels; (xii) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment;  (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

The current global economic downturn may negatively impact our business.

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets. At times, lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates. Although vessel values have stabilized since the end of 2008, general market volatility has resulted from uncertainty about sovereign debt and fears of countries such as Greece, Portugal and Spain defaulting on their governments' financial obligations. If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•	Our earnings could decline, which may cause us to breach one or more of the covenants in the 2010 Credit Facility, thereby accelerating the repayment of outstanding facility borrowings.

•
The market value of our vessels could decrease, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A decline in the market value of our vessels could also prevent us from borrowing under the 2010 Credit Facility or trigger a default under its covenants.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more covenants in the 2010 Credit Facility or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility” below for further details.

        The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at relatively low levels as compared to historical levels and may further decrease in the future, which may adversely affect our earnings.

The abrupt and dramatic downturn in the drybulk charter market, from which we derive substantially all of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index, an index published by The Baltic Dry Index of shipping rates for 20 key drybulk routes, fell 94% from a peak of 11,793 in May 2008 to a low of 663 in December 2008. During 2010, The Baltic Dry Index went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  In 2011, the index decreased to a low of 1,043 on February 4, 2011 and as of March 8, 2011 was trading at 1,424.  Seasonal factors contributing to the most recent downturn in rates include severe floods and other weather related issues in Australia, making it hard for coal and iron ore miners to export cargo to Asia; order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; and increased deliveries of newbuilding Capesize vessels during a time of seasonally reduced demand.   There can be no assurance that the drybulk charter market will recover over the next several months and the market could continue to decline further. These circumstances, which result from the economic dislocation worldwide and the disruption of the credit markets, have had a number of adverse consequences for drybulk shipping, including, among other things:

•	an absence of financing for vessels;

•	no active second-hand market for the sale of vessels;

•	extremely low charter rates, particularly for vessels employed in the spot market;

•	widespread loan covenant defaults in the drybulk shipping industry; and

•	declaration of bankruptcy by some operators and shipowners as well as charterers.

The occurrence of one or more of these events could adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.

We charter all of our vessels principally in the spot market or on spot market-related time charters and, as a result, we are exposed to the cyclicality and volatility of the spot charter market.

        Because we charter all of our vessels principally in the spot market or on spot market-related time charters known as trip charters, or we may acquire vessels that are subject to existing charters, we are exposed to the cyclicality and volatility of the spot charter market, and we will not have long term, fixed rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to recent volatility in spot charter rates. We cannot assure you that we will be able to successfully charter our vessels in the future at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.

        The supply of and demand for shipping capacity strongly influences freight rates. In addition, vessels may experience repeated periods of unemployment between spot charters. The successful operation of our vessels in the spot market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo, or ballast time. In the past, there have been periods when spot rates have declined below the operating cost of vessels. Future spot rates may decline significantly and may not be sufficient to enable our vessels trading in the spot market to operate profitably or for us to pay dividends and may have a material adverse effect on our cash flows and financial condition. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. The current global financial crisis has intensified this unpredictability.

Factors that influence demand for vessel capacity include:

•	demand for and production of drybulk products;

•	global and regional economic and political conditions including developments in international trade, fluctuations in industrial and agricultural production and armed conflicts;

•	the distance drybulk cargo is to be moved by sea;

•	environmental and other regulatory developments; and

•	changes in seaborne and other transportation patterns.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	conversion of vessels to other uses;

•	the number of vessels that are out of service, i.e., laid-up, drydocked, awaiting repairs or otherwise not available for hire; and

•	environmental concerns and regulations.

In addition to the prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea. Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

An oversupply of drybulk carrier capacity may lead to reductions in charterhire rates, vessel values and profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Currently, we believe there is an oversupply of vessels, as evidenced by some carriers letting their ships sit idle rather than operate them at current rates.

Newbuildings were delivered in significant numbers since the beginning of 2006.  An oversupply of drybulk carrier capacity may result in a reduction of charterhire rates, as evidenced by historically low rates in December 2008.  Currently, some of our spot market-related time charterers may at times be unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more covenants in the 2010 Credit Facility or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility.

 If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results. Also, certain covenants in the 2010 Credit Facility depend on the market value of our fleet, and covenants of any other credit facility we may enter into may also depend on such market value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further details on the covenants in the 2010 Credit Facility. If the market value of our fleet declines, we could breach certain provisions of the 2010 Credit Facility, which could accelerate the repayment of outstanding borrowings under such facility or may limit the total amount that we may borrow under such facility.  In such an event, we may not be able to refinance our debt or obtain additional financing under any credit facility. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Prolonged declines in charter rates and other market deterioration could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, earnings from the vessels and discount rates. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls our vessels make involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world's fastest growing economies in terms of gross domestic product.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends willlikely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

The operation of our vessels is affected by the requirements set forth in the United Nations' International Maritime Organization's International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel.  The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance or other financial security for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters.  OPA allows for potentially unlimited liability without regard to fault of vessel owners, operators and bareboat charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters.  OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries.

In response to the fire and explosion that took place on the Deepwater Horizon in the Gulf of Mexico in April 2010, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

While we do not carry oil as cargo, we do carry bunkers in our drybulk carriers.  We currently maintain, for each of our vessels, pollution liability coverage insurance of $1 billion per incident.  Damages from a catastrophic spill exceeding our insurance coverage could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination.  Inspection procedures can result in the seizure of the contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us.

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel's flag state.

The United States Coast Guard (USCG) has developed the Electronic Notice of Arrival/Departure (e-NOA/D) application to provide the means of fulfilling the arrival and departure notification requirements of the USCG and Customs and Border Protection (CBP) online. Prior to September 11, 2001, ships or their agents notified the Marine Safety Office (MSO)/Captain Of The Port (COTP) zone, within 24 hours of the vessel's arrival via telephone, facsimile (fax), or electronic mail (e-mail). Due to the events of September 11, 2001, the USCG's National Vessel Movement Center (NVMC)/Ship Arrival Notification System (SANS) was set up as part of the U.S. Department of Homeland Security (DHS) initiative. Also, as a result of this initiative, the advanced notice time requirement changed from 24 hours' notice to 96 hours' notice (or 24 hours' notice, depending upon normal transit time). The NOAs and/or NODs continue to be submitted via telephone, fax, or e-mail, but are now to be submitted to the NVMC, where watch personnel entered the information into a central USCG database. Additionally, the National Security Agency has identified certain countries known for high terrorist activities and if a vessel has either called some of these identified countries in its previous ports and/or the members of the crew are from any of these identified countries, more stringent security requirements must be met.

On June 6, 2005, the Advanced Passenger Information System (APIS) Final Rule became effective (19CFR 4.7b and 4.64). Pursuant to these regulations, a commercial carrier arriving into or departing from the United States is required to electronically transmit an APIS manifest to U.S. Customs and Border Protection (CBP) through an approved electronic interchange and programming format. All international commercial carriers transporting passengers and /or crewmembers must obtain an international carrier bond and place it on file with the CBP prior to entry or departure from the United States. The minimum bond amount is $50,000.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us.  Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo uneconomical or impractical.  Any such changes or developments may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

 We operate our vessels worldwide, and as a result, our vessels are exposed to international risks which could reduce revenue or increase expenses.

The international shipping industry is an inherently risky business involving global operations. Our vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather. All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting. In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These sorts of events could interfere with shipping routes and result in market disruptions which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our vessels may suffer damage and we may face unexpected dry docking costs, which could adversely affect our cash flow and financial condition.

            If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. We may have to pay drydocking costs that our insurance does not cover in full. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or we may be forced to travel to a drydocking facility that is distant from the relevant vessel's position. The loss of earnings while our vessels are being repaired and repositioned or from being forced to wait for space or to travel to more distant drydocking facilities, as well as the actual cost of repairs, could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

The operation of drybulk carriers has certain unique operational risks which could affect our earnings and cash flow.

The operation of certain ship types, such as drybulk carriers, has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in drybulk carriers may lead to the flooding of the vessels' holds. If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads, leading to the loss of a vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Acts of piracy on ocean-going vessels have continued and could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, in the Gulf of Aden off the coast of Somalia and off the western coast of Africa. Since 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as "war risk" zones, or Joint War Committee (JWC) "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

In response to piracy incidents, particularly in the Gulf of Aden off the coast of Somalia, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances. While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. If we do not have adequate insurance in place to cover such liability, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, such as the attacks on the United States on September 11, 2001, and other acts of violence or war may affect the financial markets, our vessels, our operations, or our customers and may therefore have an adverse effect on our business, results of operations and financial condition.

Terrorist attacks such as the attacks in the United States on September 11, 2001 and the United States' continuing response to these attacks, the attacks in London on July 7, 2005, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets, including the energy markets. The continuing conflict in Iraq may lead to additional acts of terrorism, armed conflict and civil disturbance around the world, which may contribute to further instability, including in the drybulk shipping markets. Terrorist attacks, such as the attack on the M.T. Limburg in Yemen in October 2002, may also negatively affect our trade patterns or other operations and directly impact our vessels or our customers. Future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world. Any of these occurrences, or the perception that drybulk carriers are potential terrorist targets, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being "in class" by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of its underwater parts.

If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on the ability of our Manager, our third-party technical managers, and us to attract and retain highly skilled and qualified personnel. In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. If we are not able to increase our rates to compensate for any crew cost increases, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. Any inability our Manager, our third-party technical managers, or we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews that are employed by third parties. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out normally and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

Our vessels call in ports in South America and other areas where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by "arresting" or "attaching" a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period. In addition, in jurisdictions where the "sister ship" theory of liability applies, a claimant may arrest the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. In countries with "sister ship" liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own.

Governments could requisition our vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel's registry could requisition for title or seize our vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. A government could also requisition our vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Increases in fuel prices could adversely affect our profits.

Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense. While all of our vessels are currently on spot-related time charters, they may be placed on spot charters in the future. If our vessels are placed on spot charters, an increase in the price of fuel beyond our expectations could adversely affect our profitability, cash flows and ability to pay dividends. The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

Given that the vessel owner or pool operator bears the cost of fuel under spot charters, the recent volatility in fuel prices is one factor affecting profitability in the drybulk spot market. To profitably price an individual charter, the vessel owner or pool operator must take into account the anticipated cost of fuel for the duration of the charter.

Changes in the actual price of fuel at the time the charter is to be performed could result in the charter being performed at a significantly greater or lesser profit than originally anticipated or even result in a loss. As an example of the volatility of fuel prices, in the last 12 months, the purchase price in the port of Singapore of one of the most common fuels used by drybulk vessels has fluctuated from approximately $414 to $509 per metric ton. The price of fuel varies from port to port.

Our results of operations are subject to seasonal fluctuations, which may adversely affect our financial condition.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results, as our vessels trade in the spot market. The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and raw materials in the northern hemisphere during the winter months. As a result, our revenues could be weaker during the fiscal quarters ended June 30 and September 30, and conversely, our revenue could be stronger during the quarters ended December 31 and March 31. This seasonality could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Company Specific Risk Factors

We have a limited operating history on which you can evaluate our business strategy.

Our vessel operating history commenced in April 2010 with the delivery of the first vessel we agreed to purchase prior to our IPO, and we have taken delivery of eight additional vessels since that time. Given the limited period of time in which we have been operating our fleet, there can be on assurance that our business strategy and operations will be successful.

We may not be able to implement our growth effectively.

Our business plan primarily depends on identifying suitable vessels that are in good condition, acquiring these vessels at favorable prices, and profitably employing them on spot market-related charters to establish and expand our operations. Our business plan therefore depends upon a number of factors, some of which may not be within our control. These factors include our ability to:

•	identify suitable vessels or shipping companies for acquisitions or joint ventures to grow our fleet in the future;

•	integrate successfully any acquired vessels or businesses with our existing operations; and

•	obtain required financing for our existing and any new operations.

Growing any business by acquisition presents numerous risks, including undisclosed liabilities and obligations, difficulty obtaining additional qualified personnel, managing relationships with customers and suppliers and integrating newly acquired operations into existing infrastructures. In addition, competition from other companies, many of which have significantly greater financial resources than do we or Genco, may reduce our acquisition opportunities or cause us to pay higher prices. We cannot assure you that we will be successful in executing our plans to establish and grow our business or that we will not incur significant expenses and losses in connection with these plans. Our failure to effectively identify, purchase, develop and integrate any vessels or businesses could adversely affect our business, financial condition and results of operations. Our acquisition growth strategy exposes us to risks that may harm our business, financial condition and operating results, including risks that we may:

•	fail to realize anticipated benefits, such as new customer relationships, cost-savings or cash flow enhancements;

•	incur or assume unanticipated liabilities, losses or costs associated with any vessels or businesses acquired, particularly if any vessel we acquire proves not to be in good condition;

•	be unable to hire, train or retain qualified shore and seafaring personnel to manage and operate our growing business and fleet;

•	decrease our liquidity by using a significant portion of available cash or borrowing capacity to finance acquisitions;

•	significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions; or

•	incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Moreover, we plan to finance potential future expansions of our fleet primarily through equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.  We have also entered into the 2010 Credit Facility to provide bridge financing for vessel acquisitions. If we are unable to complete equity issuances at prices that we deem acceptable, or our internally generated cash flow or credit facility are insufficient to finance future vessel acquisitions, we may need to revise our growth plan or consider alternative forms of financing.

Genco and its affiliates may compete with us or claim business opportunities that would benefit us.

Genco may compete with us and is not contractually restricted from doing so. Our amended and restated articles of incorporation and our Omnibus Agreement with Genco specify that Genco has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which we have a right of first refusal. The most common types of business opportunities for which Genco has a right of first refusal are vessel purchase and sale opportunities and charters other than the spot charter opportunities for which we have a right of first refusal. Other business opportunities for which Genco has a result of first refusal are to hire employees, acquire other businesses, or enter into joint ventures. These provisions may strengthen Genco's ability to compete with us or claim business opportunities that would benefit us, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our strategy of financing vessel acquisitions through equity offerings and our earnings with little to no leverage may adversely affect our growth and earnings.

We plan to finance acquisitions for our fleet primarily through equity offerings. While we have entered into the 2010 Credit Facility to provide bridge financing to acquire vessels until we can conduct an equity offering, the 2010 Credit Facility is not of sufficient size to allow us to make large additions to our fleet solely through borrowings. Accordingly, if we are unable to complete equity offerings on acceptable terms or at all, or if our earnings are insufficient, we may be unable to take advantage of strategic opportunities to expand our fleet. As a result, our future earnings, cash flows and growth may be adversely affected.

We may be unable to pay dividends.

We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution, as defined herein, from the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. The amount of Cash Available for Distribution will principally depend upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based upon, among other things:

•	the cyclicality in the spot vessel market;

•	the rates we obtain from our charters;

•	the price and demand for drybulk cargoes;

•	the level of our operating costs, such as the cost of crews and insurance;

•	the number of off-hire days for our fleet and the timing of, and number of days required for, drydocking of our vessels;

•	delays in the delivery of any vessels we have agreed to acquire;

•	prevailing global and regional economic and political conditions; and

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business.

The actual amount of cash generated also will depend upon other factors, such as:

•	the level of capital expenditures we make, including for maintaining existing vessels and acquiring new vessels, which we expect will be substantial;

•	our debt service requirements and restrictions on distributions contained in any credit agreement we may enter into;

•	fluctuations in our working capital needs; and

•	the amount of any cash reserves established by our Board of Directors, including reserves for working capital and other matters.

In addition, the declaration and payment of dividends is subject at all times to the discretion of our Board of Directors and compliance with the laws of the Republic of the Marshall Islands. Please read "Dividend Policy" herein for more details.

Our ability to grow and satisfy our financial needs may be adversely affected by our dividend policy.

        Our dividend policy calls for us to distribute all of our Cash Available for Distribution on a quarterly basis, subject to any reserves that our Board of Directors may determine are required. Accordingly, our growth, if any, will be financed principally by equity capital raising and, therefore, may not be as fast as businesses that reinvest their cash to expand ongoing operations.

        In determining the amount of Cash Available for Distribution, our Board of Directors will consider contingent liabilities, the terms of the 2010 Credit Facility as well as any credit facilities we may enter into, our other cash needs and the requirements of Marshall Islands law. We believe that we will generally finance any maintenance and expansion capital expenditures from cash balances or external financing sources (which we intend as part of our strategy to be equity issuances and borrowings under a credit facility, but could include debt issuances). To the extent we do not have sufficient cash reserves or are unable to obtain financing for these purposes, our dividend policy may significantly impair our ability to meet our financial needs or to grow.

We must make substantial capital expenditures to maintain the operating capacity of our fleet, which may reduce the amount of cash for dividends to our shareholders.

        We must make substantial capital expenditures to maintain the operating capacity of our fleet. We generally  finance these maintenance capital expenditures with cash balances or undrawn credit facilities. We anticipate growing our fleet through the acquisition of vessels, which would increase the level of our maintenance capital expenditures.

        Maintenance capital expenditures include capital expenditures associated with drydocking a vessel, modifying an existing vessel or acquiring a new vessel to the extent these expenditures are incurred to maintain the operating capacity of our fleet. These expenditures could increase as a result of changes in the cost of labor and materials; customer requirements; increases in our fleet size or the cost of replacement vessels; governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment; and competitive standards.

        In addition, maintenance capital expenditures will vary significantly from quarter to quarter based on the number of vessels drydocked during that quarter. Significant maintenance capital expenditures may reduce the amount of Cash Available for Distribution to our shareholders.

We will be required to make substantial capital expenditures to expand the size of our fleet, which may diminish our ability to pay dividends, increase our financial leverage, or dilute our shareholders' ownership interest in us.

We will be required to make substantial capital expenditures to increase the size of our fleet. We intend to expand our fleet by acquiring existing vessels from other parties or newbuilding vessels, which we refer to as newbuildings.

We generally will be required to make installment payments on any newbuildings prior to their delivery. We typically would pay 10% to 25% of the purchase price of a vessel upon signing the purchase contract, even though delivery of the completed vessel will not occur until much later (approximately three to four years from the order). If we finance all or a portion of these acquisition costs through borrowings under the 2010 Credit Facility or by issuing debt securities, we will increase the aggregate amount of interest we must pay prior to generating cash from the operation of the newbuilding. Any interest expense we incur in connection with financing our vessel acquisitions, including capitalized interest expense, will decrease the amount of our dividends. If we finance these acquisition costs by issuing shares of common stock, we will dilute our quarterly per-share dividends prior to generating cash from the operation of the newbuilding.

To fund expansion capital expenditures, we may be required to use cash balances, cash from operations, incur borrowings or raise capital through the sale of debt or additional equity securities. Use of cash from operations will reduce the amount of cash for dividends to our shareholders. Our ability to obtain bank financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain funds for capital expenditures could have a material adverse effect on our business, results of operations and financial condition and on our ability to pay dividends. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay dividends to shareholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant shareholder ownership or dividend dilution.

Our executive officers and the officers of our Manager will not devote all of their time to our business, which may hinder our ability to operate successfully.

Our executive officers and the officers of our Manager are involved in other Genco business activities, which may result in their spending less time than is appropriate or necessary to manage our business successfully. Based solely on the anticipated relative sizes of our fleet and Genco's fleet over the next twelve months, we estimate that Mr. Wobensmith and other officers of Genco will spend approximately 10-15% of their monthly business time on our business activities and approximately 85-90% of such time on Genco's. However, the actual allocation of time could vary significantly from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses. This could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our executive officers and directors, our Manager, and the executive officers and directors of our Manager have conflicts of interest and limited duties, which may permit them to favor interests of Genco or its affiliates above our interests and those of our common stock holders and allow Genco to compete with us.

        Conflicts of interest may arise between Genco, our Manager, and its affiliates, on the one hand, and us and our shareholders, on the other hand. These conflicts include, among others, the following situations:

•
Our amended and restated articles of incorporation and the Omnibus Agreement specify that Genco has a right of first refusal with respect to business opportunities generally, such as vessel purchase and sale opportunities and most charter opportunities, but excluding certain spot charter opportunities as to which we have a right of first refusal. Our President and Chief Financial Officer and certain of our directors also serve as executive officers or directors of Genco, who is our Manager, or its affiliates. As a result of the right of first refusal provision, the obligation of these individuals to provide opportunities to us will be limited.

•
Our Manager advises our Board of Directors about the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional common stock and cash reserves, each of which can affect the amount of the Cash Available for Distribution to our shareholders.

•	Our executive officers and those of our Manager do not spend all of their time on matters related to our business.

•	Our Manager advises us of costs incurred by it and its affiliates that it believes are reimbursable by us.

        As a result of these conflicts, as well as any others that may arise pursuant to such arrangements, our Manager may favor its own interests and the interests of its affiliates over our interests and those of our shareholders, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The fiduciary duties of our officers and directors may conflict with those of the officers and directors of Genco and its affiliates.

Our officers and directors have fiduciary duties to manage our business in a manner beneficial to us and our shareholders. However, our Chairman, our President and Chief Financial Officer and two of our independent directors, Basil G. Mavroleon and Harry A. Perrin, also serve as executive officers or directors of Genco. As a result, these individuals have fiduciary duties to manage the business of Genco and its affiliates in a manner beneficial to such entities and their shareholders. Consequently, these officers and directors may encounter situations in which their fiduciary obligations to Genco and us are in conflict. We believe the principal situations in which these conflicts may occur are in the allocation of business opportunities to Genco or us, particularly with respect to the allocation of chartering or vessel sale and purchase opportunities. The Omnibus Agreement is intended to reduce these conflicts by granting a right of first refusal for certain spot chartering opportunities to us while granting a right of first refusal to Genco for other business opportunities generally. The resolution of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry.

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company or of Genco and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry. Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time. Affiliates of Mr. Georgiopoulos manage a company in which Mr. Georgiopoulos has a minority investment which owns or has agreements to purchase an aggregate of 12 drybulk vessels. Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to disclose the details of such investment to our Board of Directors and our independent directors and allow us to pursue the opportunity, subject to Genco's right of first refusal, to the extent we choose to do so and are able. However, in the event we choose not to, or are unable to, pursue any such opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments. In keeping with these principles, Mr. Georgiopoulos has become a minority investor in Maritime Equity Partners (“MEP”), a company he controls which owns 12 drybulk vessels.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

Our Manager has rights to terminate the Management Agreement and, under certain circumstances, could receive substantial sums in connection with such termination; however, even if our Board of Directors or our shareholders are dissatisfied with our Manager, there are limited circumstances under which we can terminate the Management Agreement.

The Management Agreement has an initial term of approximately 15 years and will automatically renew for subsequent five-year terms provided that certain conditions are met. Our Manager has the right, after five years following the completion of our IPO in March 2010, to terminate the Management Agreement with 12 months' notice. Our Manager also has the right to terminate the Management Agreement after a dispute resolution process if we have materially breached the Management Agreement.

Our Manager may elect to terminate the Management Agreement upon the sale of all or substantially all of our assets to a third party, our liquidation or after any change of control of our company occurs. If our Manager so elects to terminate the Management Agreement, then our Manager may be paid a termination fee. This termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. If the Management Agreement terminates during its initial year, the Termination Payment will be approximately $9.6 million, based on five times an amount of approximately $1.9 million.

        In addition, our rights to terminate the Management Agreement are limited. Even if we are not satisfied with the Manager's efforts in managing our business, unless our Manager materially breaches the agreement, we may terminate the Management Agreement only:

•
if we provide notice in the fiscal quarter that is four fiscal quarters before the fiscal quarter containing the tenth anniversary of the date on which we took delivery of our first vessel (which was in April 2010) after two-thirds of our Board of Directors elect to terminate the Management Agreement, which termination would be effective the last day of the fiscal quarter that contains such tenth anniversary; or

•
if we provide notice of termination in the fiscal quarter that is four fiscal quarters before the fiscal quarter containing the fifteenth anniversary of the date on which we take delivery of our first vessel, which termination would be effective the last day of our fiscal quarter that contains such fifteenth anniversary.

If we elect to terminate the Management Agreement at either of these points or at the end of a subsequent renewal term, our Manager will receive a termination fee, which may be substantial.

We depend on Genco to assist us in operating our business and competing in our markets, and our business will be harmed if Genco fails to assist us effectively.

We are party to a Management Agreement with Genco as our Manager, pursuant to which Genco provides to us commercial, technical, administrative and strategic services, including vessel maintenance, crewing, purchasing, shipyard supervision, insurance and financial services. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance of these services by Genco. Our business will be harmed if Genco fails to perform these services satisfactorily, if it stops providing these services to us for any reason or if it terminates the Management Agreement, as it is entitled to do under certain circumstances. The circumstances under which we are able to terminate the Management Agreement are extremely limited and do not include mere dissatisfaction with our Manager's performance. In addition, upon any termination of the Management Agreement, we may lose our ability to benefit from economies of scale in purchasing supplies and other advantages that we believe our relationship with Genco provides.

        If Genco suffers material damage to its reputation or relationships, it may harm our ability to:

•	acquire new vessels;

•	enter into new charters for our vessels;

•	obtain financing on commercially acceptable terms; or

•	maintain satisfactory relationships with charterers, suppliers and other third parties.

If our ability to do any of the things described above is impaired, it could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to shareholders.

An increase in operating costs could adversely affect our cash flows and financial condition.

Under the Management Agreement, we must pay for vessel operating expenses (including crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses), and in addition for spot or voyage charters, voyage expenses (including bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and conversions). These expenses depend upon a variety of factors, many of which are beyond our or our Manager's control. Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of a recent increase in the frequency of acts of piracy, have been increasing and may increase in the future. In addition, to the extent we employ our vessels on voyage charters, we will also have to bear the cost of bunkers. The price of bunker fuel may increase in the future. Further, if our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs would decrease our earnings, cash flows and the amount of Cash Available for Distribution to our shareholders.

The 2010 Credit Facility and any other financing agreements we enter into may contain operating and financial restrictions that restrict our business and financing activities.

The operating and financial restrictions and covenants contained in the 2010 Credit Facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to pursue and expand our business activities. For example, these financing arrangements may restrict our ability to:

•	pay dividends;

•	incur or guarantee indebtedness;

•	change ownership or structure, including mergers, consolidations, liquidations and dissolutions;

•	incur liens on our assets;

•	sell, transfer, assign or convey assets;

•	make certain investments; and

•	enter into a new line of business.

The 2010 Credit Facility requires us to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance, restrictions on changes in our Manager or our initial vessels (or acceptable replacement vessels), limitations on changes to the Management Agreement between Genco and us, limitations on liens, limitations on additional indebtedness, restrictions on paying dividends, restrictions on transactions with affiliates and other customary covenants.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions.  Our lenders' interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders' permission when needed.  This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions and may restrict or limit our ability to pay dividends and finance our future operations.

Our ability to comply with covenants and restrictions contained in debt instruments also may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, we may fail to comply with these covenants. If we breach any of the restrictions, covenants, ratios or tests in the financing agreements, our obligations may become immediately due and payable, and the lenders' commitment, if any, to make further loans may terminate. A default under financing agreements could also result in foreclosure on any of our vessels and other assets securing related loans. The occurrence of any of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Restrictions in the 2010 Credit Facility and any other potential future debt agreements may prevent us from paying dividends.

The payment of principal and interest on any debt we have or may incur will reduce the amount of cash for dividends to our shareholders. In addition, the 2010 Credit Facility includes restrictions on paying dividends in certain circumstances and we expect that any additional future financing agreements will prohibit the payment of dividends upon the occurrence of the following events, among others:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to notify the lenders of any material oil spill or discharge of hazardous material, or of any action or claim related thereto;

•	breach or lapse of any insurance with respect to the vessels;

•	breach of certain financial covenants;

•	failure to observe any other agreement, security instrument, obligation or covenant beyond specified cure periods in certain cases;

•	default under other indebtedness;

•	bankruptcy or insolvency events;

•	failure of any representation or warranty to be materially correct;

•	a change of control, as defined in the applicable agreement; and

•	a material adverse effect, as defined in the applicable agreement.

The aging of our fleet and our practice of purchasing and operating previously owned vessels may result in increased operating costs and vessels off-hire, which could adversely affect our earnings.

Our current business strategy includes growth through the acquisition of previously owned vessels. While we typically inspect previously owned vessels before purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with such vessels before purchase. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Also, when purchasing previously owned vessels, we do not receive the benefit of any builder warranties if the vessels we buy are older than one year.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. The average age of the vessels in our current fleet is approximately 1.0 year as of December 31, 2010.  Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety and other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment to some of our vessels and may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives. As a result, regulations and standards could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We depend to a significant degree upon third-party managers to provide the technical management of our fleet. Any failure of these technical managers to perform their obligations to us could adversely affect our business.

Through our Manager, we contract the technical management of our fleet, including crewing, maintenance and repair services, to third-party technical management companies. The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends. Although we may have rights against our third-party managers if they default on their obligations to us, our shareholders will share that recourse only indirectly to the extent that we recover funds.

We depend upon a small number of charterers for all of our revenues.  The loss of one or more of these charterers could adversely affect our financial performance.

We derive all of our revenues from a small number of charterers.  For the year ended December 31, 2010, 100% of our revenues were derived from four charterers.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

In the highly competitive international drybulk shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources.

We employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of drybulk cargoes can be intense and depends on price, location, size, age, condition and the acceptability of the vessel and its managers to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter and operate larger fleets through consolidations or acquisitions that may be able to offer better prices and fleets than we are able to offer.

We maintain all of our cash with a limited number of financial institutions, which subjects us to credit risk.

Currently, we maintain all of our cash with one financial institution and we expect to do so for the foreseeable future. This financial institution is located in the Cayman Islands, although in the future we may select other financial institutions located in other countries. None of our balances are covered by insurance in the event of default by these financial institutions. The occurrence of such a default could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay dividends.

In order to fund our capital expenditures, we generally plan to use equity financing. If equity financing is not available on favorable terms, we may have to use debt financing. Our ability to borrow money and access the capital markets through future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could limit our ability to continue to operate some of our vessels or impair the values of our vessels and could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to pay dividends. Even if we are successful in obtaining such funds through financings, the terms of such financings could further limit our ability to pay dividends.

We are a holding company, and we depend on the ability of our current and future subsidiaries to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

We are a holding company, and our current and future subsidiaries, which are all wholly-owned by us, either directly or indirectly, will conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our wholly-owned subsidiaries. As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders will depend on the ability of our subsidiaries to distribute funds to us. In turn, the ability of our subsidiaries to make dividend payments to us will depend on them having profits available for distribution and, to the extent that we are unable to obtain dividends from our subsidiaries, this will limit the discretion of our Board of Directors to pay or recommend the payment of dividends.

Our ability to obtain debt financing may depend on the performance of our business, our Manager, and market conditions.

The actual or perceived credit quality of our business, our Manager, and market conditions affecting the spot charter market and the credit markets may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing at all or at a higher than anticipated cost may have a material adverse affect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

If management is unable to provide reports as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with unqualified attestation reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley),  we will be required to include in each of our subsequent future annual reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm. As our manager, Genco provides substantially all of our financial reporting, and we depend on the procedures they have in place. If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Our costs of operating as a public company are significant, and our management is required to devote substantial time to complying with public company regulations.

As a public company, we incur significant legal, accounting and other expenses. In addition, Sarbanes-Oxley, as well as rules subsequently implemented by the SEC and the New York Stock Exchange, have imposed various requirements on public companies, including changes in corporate governance practices, and these requirements may continue to evolve. Our Manager, management personnel, and other personnel, if any, will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

Sarbanes-Oxley requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. While we expect to be able to follow Genco's model and systems for compliance with Section 404, our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts, and we will depend on Genco for our compliance as Genco personnel will perform our accounting function.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively affect the effectiveness of our management and our results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management and our ability to hire and retain key members of management. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining personnel could have a material adverse effect our business, results of operations, cash flows, financial condition and ability to pay dividends. We do not intend to maintain "key man" life insurance on any of our officers.

We may not have adequate insurance to compensate us if we lose our vessels or to compensate third parties.

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, human error, war, terrorism, piracy, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. Any of these events may result in loss of revenues, increased costs and decreased cash flows. In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.

We are insured against tort claims and some contractual claims (including claims related to environmental damage and pollution) through memberships in protection and indemnity associations or clubs, or P&I Associations. As a result of such membership, the P&I Associations will provide us coverage for such tort and contractual claims. We also carry hull and machinery insurance and war risk insurance for our fleet. We insure our vessels for third-party liability claims subject to and in accordance with the rules of the P&I Associations in which the vessels are entered. We also maintain insurance against loss of hire, which covers business interruptions that result in the loss of use of a vessel. We can give no assurance that we are adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future. The insurers may not pay particular claims. Our insurance policies contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue.

We cannot assure you that we will be able to renew our insurance policies on the same or commercially reasonable terms, or at all, in the future. For example, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, protection and indemnity insurance against risks of environmental damage or pollution. Any uninsured or underinsured loss could harm our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations. Further, we cannot assure you that our insurance policies will cover all losses that we incur, or that disputes over insurance claims will not arise with our insurance carriers. Any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material. In addition, our insurance policies are subject to limitations and exclusions, which may increase our costs or lower our revenues, thereby possibly having a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We are subject to funding calls by our protection and indemnity associations, and our associations may not have enough resources to cover claims made against them.

We are indemnified for legal liabilities incurred while operating our vessels through membership in P&I Associations. P&I Associations are mutual insurance associations whose members must contribute to cover losses sustained by other association members. The objective of a P&I Association is to provide mutual insurance based on the aggregate tonnage of a member's vessels entered into the association. Claims are paid through the aggregate premiums of all members of the association, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the association. Claims submitted to the association may include those incurred by members of the association, as well as claims submitted to the association from other P&I Associations with which our P&I Association has entered into interassociation agreements. We cannot assure you that the P&I Associations to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

We have to pay U.S. tax on U.S. source income, which reduces our net income and cash flows.

We do not currently qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), which we refer to as Section 883. As a result, we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources as described below. To the extent we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We would qualify for exemption under Section 883 if, among other things, one or more classes of our stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of our stock were treated as primarily and regularly traded on an established securities market in the United States. Under applicable Treasury regulations, we may not satisfy this publicly traded requirement in any taxable year in which 50% or more of any class(es) of stock we rely on to meet this rule is owned for more than half the days in such year by persons who actually or constructively own 5% or more of such class(es) of our stock, which we sometimes refer to as 5% shareholders.

As of the date of this report, our common stock represents more than 50% of the value of all classes of our stock, but less than 50% of the combined voting power of all classes of our stock. Unless the holders of the Class B stock irrevocably elect to limit their aggregate voting power to 49%, our Class B stock will represent more than 50% of the combined voting power of all classes of our voting stock and will not be treated as primarily and regularly traded on an established securities market in the United States. Therefore, we do not currently qualify for exemption under Section 883. As a result, 50% of our gross shipping income attributable to transportation beginning or ending in the United States, if any, will be subject to a 4% tax without allowance for deductions. While we do not currently anticipate that a significant portion of our shipping income will be U.S. source shipping income, there can be no assurance that this will be the case.

In the event that holders of a majority of the Class B stock irrevocably elect to reduce the voting power of the Class B stock to constitute not more than 49% of the total voting power of all classes of stock, our common stock will represent more than 50% of the combined voting power and value of all classes of our stock. However, there can be no assurance as to if and when holders of Class B stock may do so, and we have no right to require these holders to do so. Even if that were to occur, if 5% shareholders of the common stock were to own more than 50% of our common stock for more than half the days of any taxable year, we may nonetheless not be eligible to claim exemption from tax under Section 883 for such taxable year.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

U.S. tax authorities could treat us as a "passive foreign investment company," which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a "passive foreign investment company," which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of "passive income" or (2) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of "passive income." U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, "passive income" generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury regulations.

If we would otherwise be a PFIC in our "start-up year" (defined as the first taxable year we earn gross income), we will not be treated as a PFIC in that taxable year, provided that (i) no predecessor corporation was a PFIC, (ii) it is established to the United States Internal Revenue Service's satisfaction that we will not be a PFIC in either of the two succeeding taxable years, and (iii) we are not, in fact, a PFIC for either succeeding taxable year. We will attempt to conduct our affairs in a manner so that, if applicable, we will satisfy the start-up year exception, but we cannot assure you that we will so qualify.

For purposes of these tests, income derived from the performance of services does not constitute "passive income." By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business. Based on our planned operations and certain estimates of our gross income and gross assets, we do not believe that we will be a PFIC with respect to any taxable year. In this regard, we treat the gross income we derive or are deemed to derive from our spot chartering activities as services income, rather than rental income. Accordingly, we believe that (1) our income from our spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. However, it should be noted that there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless a shareholder makes certain elections available under the Code (which elections could themselves have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions and upon any gain from the disposition of our common stock, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder's holding period of our common stock.

Because we generate virtually all of our revenues in U.S. Dollars but incur a portion of our expenses in other currencies, exchange rate fluctuations could hurt our results of operations.

We generate virtually all of our revenues in U.S. Dollars, but we may incur drydocking costs and special survey fees in other currencies. If our expenditures on such costs and fees were significant, and the U.S. Dollar were weak against such currencies, our business, results of operations, cash flows, financial condition and ability to pay dividends could be adversely affected.

RISK FACTORS RELATED TO OUR COMMON STOCK

The concentration of our capital stock ownership with Genco and its affiliates and the superior voting rights of our Class B stock held by Genco will limit our common stockholders' ability to influence corporate matters.

Under our amended and restated articles of incorporation, our Class B stock has 15 votes per share, and our common stock has one vote per share resulting in Genco controlling in excess of 50% of the combined voting power of these two classes of stock. However, if holders of a majority of the Class B stock make an irrevocable election to do so, the aggregate voting power of the Class B stock will be limited to a maximum of 49% of the voting power of our outstanding common stock and Class B stock, voting together as a single class. Currently, Genco owns shares of our Class B stock representing 83.51% of the voting power of our outstanding capital stock through its wholly-owned subsidiary, Genco Investments LLC. In addition, pursuant to the subscription agreement between us and Genco Investments LLC, for so long as Genco Investments LLC or its affiliates holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco Investments LLC is entitled to receive an additional number of shares of Class B stock equal to 2% of the number of shares of common stock issued after our IPO was consummated in March 2010, excluding any shares of common stock issuable upon the exercise of the underwriters' over-allotment option in our IPO or issued as an award or issuable upon exercise of an award under our 2010 Equity Incentive Plan. These additional shares would be issued for no additional consideration unless insufficient surplus exists to cover the par value of such additional shares, in which case Genco Investments LLC will pay us the par value of such shares. In addition, our directors or officers who are affiliated with Genco or other individuals providing services under the Management Agreement who are affiliated with Genco may receive equity awards under our 2010 Equity Incentive Plan.

Through its ownership of our Class B stock, its role as our Manager and the issuance of equity awards to individuals affiliated with Genco, Genco will have substantial control and influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual-class stock structure, Genco will continue to be able to control all matters submitted to our shareholders for approval even though it owns significantly less than 50% of the aggregate number of outstanding shares of our common stock and Class B stock. This concentrated control limits our common stockholders' ability to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Because we are a foreign corporation, you may not have the same rights or protections that a shareholder in a United States corporation may have.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and may make it more difficult for our shareholders to protect their interests. Our corporate affairs are governed by our amended and restated articles of incorporation and amended and restated by-laws and the Marshall Islands Business Corporations Act, or BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. The rights and fiduciary responsibilities of directors under the law of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions and there have been few judicial cases in the Marshall Islands interpreting the BCA. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction. Therefore, you may have more difficulty in protecting your interests as a shareholder in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We entered into a registration rights agreement with Genco that entitles Genco to have all the shares of our common stock that it owns registered for sale in the public market under the Securities Act.

As a key component of our business strategy, we intend to issue additional shares of common stock or other securities to finance our growth. These issuances, which would generally not be subject to shareholder approval, will dilute your ownership interests and may depress the market price of the common stock.

We plan to finance potential future expansions of our fleet primarily through equity financing and internally generated cash flow. Therefore, subject to the rules of the New York Stock Exchange, we plan to issue additional shares of common stock, and other equity securities of equal or senior rank, without shareholder approval, in a number of circumstances from time to time.

The issuance by us of additional shares of common stock or other equity securities of equal or senior rank will have the following effects:

•	our existing shareholders' proportionate ownership interest in us will decrease;

•	the amount of cash available for dividends payable on our common stock may decrease;

•	the relative voting strength of each previously outstanding share may be diminished; and

•	the market price of our common stock may decline.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all or which may dilute our common stock or adversely affect its market price.

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under the 2010 Credit Facility. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements

We have agreed to restrict our ability to issue preferred stock or take other actions that may result in a default under one of Genco's credit facilities, which may limit how we conduct our business.

So that Genco may comply with a provision in one of its existing credit facilities, our amended and restated articles of incorporation and the Omnibus Agreement provide that we will not issue any shares of preferred stock without the prior written consent of Genco. We therefore do not anticipate that we will be able to issue preferred stock for the foreseeable future. As a result, our options for raising additional capital that we may require for future operations or growth, or our ability to enter into mergers, acquisitions, or other strategic transactions our shareholders may consider to be in our best interests, may be limited. The Omnibus Agreement also provides that we will use our commercially reasonable efforts not to take any action that would result in an event of default under one of Genco's existing credit facilities or the terms of any future credit facility that Genco may enter into to the extent such terms impose no greater restrictions on Genco's subsidiaries than this existing credit facility. We may therefore have to take actions or forego opportunities that would otherwise be in our best interests in order to prevent an event of default under one of Genco's credit facilities. For example, this may restrict, among other things, our ability to make acquisitions or investments in other companies, our ability to borrow generally, the terms we may enter into in another credit facility of our own, or our ability to expand our operations into other lines of business.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of our common stock.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common stock, regardless of our operating performance. The market price of our common stock, which has experienced significant price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would adversely impact the value of your shares of common stock.

Provisions of our amended and restated articles of incorporation and amended and restated by-laws and our shareholder rights plan may have anti-takeover effects which could adversely affect the market price of our common stock.

Several provisions of our amended and restated articles of incorporation and amended and restated by-laws, which are summarized below, may have anti-takeover effects. These provisions are intended to avoid costly takeover battles, lessen our vulnerability to a hostile change of control and enhance the ability of our Board of Directors to maximize shareholder value in connection with any unsolicited offer to acquire our company. However, these anti-takeover provisions could also discourage, delay or prevent (1) the merger or acquisition of our company by means of a tender offer, a proxy contest or otherwise that a shareholder may consider in its best interest and (2) the removal of incumbent officers and directors.

Dual Class Stock.

Our dual class stock structure, which consists of common stock and Class B stock, gives Genco and its affiliates control over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets.

Blank Check Preferred Stock.

Under the terms of our amended and restated articles of incorporation, our Board of Directors has the authority, without any further vote or action by our shareholders, to authorize our issuance of up to 100,000,000 shares of blank check preferred stock. Our Board of Directors may issue shares of preferred stock on terms calculated to discourage, delay or prevent a change of control of our company or the removal of our management. However, so that Genco may comply with a provision in one of its existing credit facilities, our amended and restated articles of incorporation and the Omnibus Agreement provide that we will not issue any shares of preferred stock without the prior written consent of Genco. We therefore do not anticipate that we will be able to issue preferred stock for the foreseeable future.

Classified Board of Directors.

Our amended and restated articles of incorporation provide for the division of our Board of Directors into three classes of directors, with each class as nearly equal in number as possible, serving staggered, three-year terms beginning upon the expiration of the initial term for each class. Approximately one-third of our Board of Directors is elected each year. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us. It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors for up to two years.

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors. Our amended and restated by-laws require parties other than the Board of Directors to give advance written notice of nominations for the election of directors. Our amended and restated articles of incorporation also provide that our directors may be removed only for cause and only upon the affirmative vote of 66 2/3% of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office. These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

Limited Actions by Shareholders.

Our amended and restated articles of incorporation and our amended and restated by-laws provide that any action required or permitted to be taken by our shareholders must be effected at an annual or special meeting of shareholders or by the unanimous written consent of our shareholders. Our amended and restated articles of incorporation and our amended and restated by-laws provide that, subject to certain exceptions, our Chairman, President, or Secretary at the direction of the Board of Directors may call special meetings of our shareholders and the business transacted at the special meeting is limited to the purposes stated in the notice.

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our amended and restated by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. Generally, to be timely, a shareholder's notice must be received at our principal executive offices not less than 150 days nor more than 180 days before the date on which we first mailed our proxy materials for the preceding year's annual meeting. Our amended and restated by-laws also specify requirements as to the form and content of a shareholder's notice. These provisions may impede a shareholder's ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

In addition, we entered into a shareholder rights plan that makes it more difficult for a third party to acquire us without the support of our Board of Directors.

It may not be possible for our investors to enforce U.S. judgments against us.

Both our company and our wholly-owned subsidiaries through which we own and operate our vessels are incorporated in the Republic of the Marshall Islands, and we expect most of our future subsidiaries will also be organized in the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for United States shareholders to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in United States courts. In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of United States courts obtained in actions against us based upon the civil liability provisions of applicable United States federal and state securities laws or (2) would enforce, in original actions, liabilities against us based upon these laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

For a description of our vessels, see “Our Fleet” in Item 1, "Business” in this report.

We consider each of our significant properties to be suitable for its intended use.

ITEM 3.  LEGAL PROCEEDINGS

               We have not been involved in any legal proceedings which we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BALT.”  Trading of our common stock on the NYSE commenced on March 10, 2010.  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

FISCAL YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
1st Quarter*	$14.27	$13.05
2nd Quarter	$14.50	$11.07
3rd Quarter	$12.00	$9.90
4th Quarter	$12.69	$10.14
           *March 10, 2010 through March 31, 2010.

As of March 1, 2011, there were approximately 7 holders of record of our common stock.

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

            The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation ________________________________________________ Cash Available for Distribution
The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	—	N/A

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 regarding the number of shares of our common stock that may be issued under the 2010 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$ —	1,416,500
Equity compensation plans not approved by security holders	—	—	—

Total	—	$ —	1,416,500

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,
	2010	2009 (1)
Income Statement Data:
Revenues	$32,558,648	$ —

Operating Expenses:
Voyage expenses	589,126	—
Vessel operating expenses	8,198,378	—
General, administrative and management fees	6,272,635	15,820
Depreciation	7,358,789	—
Other operating income	(206,000)	—

Total operating expenses	22,212,928	15,820

Operating income (loss)	10,345,720	(15,820)
Other (expense) income	(1,945,545)	—
Income (loss) before income taxes	8,400,175	(15,820)
Income tax expense	(77,740)	—

Net income (loss)	$8,322,435	($15,820)
Net income per share of common and Class B stock:
Net income per share - Basic	$0.46	$ —
Net income per share - Diluted	$0.46	$ —
Net loss per share of Capital Stock – basic and diluted	$ —	($158.20)
Dividends declared and paid per share	$0.32	$ —

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$5,796,862	$1
Total assets	396,153,718	834,110
Total debt	101,250,000	—
Total shareholders’ equity	289,435,160	(15,819)
Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$18,999,340	$ —
Net cash used in investing activities	(389,801,596)	—
Net cash provided by financing activities	376,599,117	1

EBITDA (2)	$17,677,256	($15,820)

(1)	Represents the period from our date of inception, October 6, 2009, through December 31, 2009.

(2)
EBITDA represents net income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income to evaluate the Company’s performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income for each of the periods presented above:

	For the Years Ended December 31,
	2010	2009
Net income (loss)	$8,322,435	($15,820)
Net interest expense	1,918,292	—
Income tax expense	77,740	—
Depreciation	7,358,789	—

EBITDA	$17,677,256	($15,820)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco, an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We intend to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we have been acquiring and operating a fleet of drybulk ships that will transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We expect to finance our fleet primarily with equity capital and have entered into the 2010 Credit Facility for bridge financing for acquisitions. We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

For the first quarter of 2011 thus far, we have experienced a soft rate environment in the drybulk spot market.  As our dividend formula depends on our net income, we anticipate that any dividend we may pay for the first quarter of 2011 would be at a lower rate than in previous quarters.

Refer to page 45 for a table of all vessels that have been delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the year ended December 31, 2010.

For the year ended December 31, 2010
Fleet Data:
Ownership days (1)
Capesize	310.3
Supramax	963.2
Handysize	361.1

Total	1,634.6

Available days (2)
Capesize	308.4
Supramax	955.9
Handysize	359.2

Total	1,623.5

Operating days (3)
Capesize	306.8
Supramax	939.1
Handysize	356.2

Total	1,602.1

Fleet utilization (4)
Capesize	99.5%
Supramax	98.2%
Handysize	99.2%

Fleet average	98.7%

For the year ended December 31, 2010

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$30,860
Supramax	17,921
Handysize	14,819

Fleet average	$19,692

Daily vessel operating expenses (6)
Capesize	$5,081
Supramax	5,297
Handysize	4,208

Fleet average	$5,016

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

For the year ended December 31, 2010

Voyage revenues	$32,558,648
Voyage expenses	589,126
$31,969,522
Total available days	1,623.5
Total TCE rate	$19,692

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

Operating Data

The following discusses our financial results for the year ended December 31, 2010:

For the year ended December 31, 2010

Revenues	$32,558,648

Operating Expenses:
Voyage expenses	589,126
Vessel operating expenses	8,198,378
General, administrative and management fees	6,272,635
Depreciation	7,358,789
Other operating income	(206,000)

Total operating expenses	22,212,928

Operating income	10,345,720
Other expense	(1,945,545)
Income before income taxes	8,400,175
Income tax expense	(77,740)

Net income	$8,322,435

Net income per share of common and Class B stock:
Net income per share-basic	$0.46
Net income per share-diluted	$0.46

Dividends declared per share of common and Class B stock	$0.32

EBITDA (1)	$17,677,256

(1)
EBITDA represents net income plus net interest expense, taxes and depreciation and amortization.  Refer to page 41 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net income for the period presented above.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.   We have accrued for estimated taxes from these voyages at December 31, 2010.

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

The following table reflects the current employment of our current fleet as of March 9, 2011:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Cargill International S.A.	April 2011	100% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (2)
Supramax Vessels
Baltic Leopard	2009	Oldendorff GMBH and Co. KG. Lubeck	March 2011	95 % of BSI (3)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	April 2011	95 % of BSI (3)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	April 2011	95 % of BSI (3)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (4)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (5)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (5)
Baltic Breeze	2010	Cargill International S.A.	August 2014	115% of BHSI (5)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)
Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the Baltic Capesize Index (BCI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco.  Baltic Trading is not responsible for voyage expenses, including fuel.

(3)
The rate for the spot market-related time charter is based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

(4)
We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

(5)
The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. Baltic Trading is not responsible for voyage expenses, including fuel.

Year ended December 31, 2010

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

In addition, and consistent with shipping industry practice, we treat the acquisition of vessels from unaffiliated third parties as the acquisition of an asset rather than a business.  The three Handysize vessels that we have purchased from companies within the Metrostar Management Corporation group of companies (“Metrostar”) are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”), an index published by The Baltic Dry Index.  Consistent with shipping industry practice, as we took delivery of these vessels with the associated time charter agreements, the deliveries were subject to the charterer's consent and we were required to enter into a separate direct agreement with the charterer to assume the time charter.  The purchase of a vessel itself does not generally transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

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

For the year ended December 31, 2010 voyage revenues were $32,558,648.  These voyage revenues consisted primarily of revenue earned on spot market-related time charters.  For the year ended December 31, 2010, we had ownership days of 1,634.6 and fleet utilization was 98.7%.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to low of 1,043 on February 4, 2011 and as of March 8, 2011 was trading at 1,424.  Seasonal factors contributing to the most recent downturn in rates include severe floods and other weather related issues in Australia making it hard for coal and iron ore miners to export cargo to Asia, order timing issues for iron ore cargoes related to the celebration of the Chinese New Year and increased deliveries of newbuilding Capesize vessels during a time of seasonally reduced demand.

Please see page 45 for table that sets forth information about the current employment of the vessels currently in our fleet as of March 9, 2011.

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

Voyage expenses for the year ended December 31, 2010 were $589,126 and consisted primarily of commercial service fees due to Genco pursuant to the Management Agreement.  The commercial service fee represents 1.25% of gross charter revenue earned by each of the Company’s vessels.

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

The average daily TCE rate of our fleet for the year ended December 31, 2010 was $19,692 per day.

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

Vessel operating expenses for the year ended December 31, 2010 were $8,198,378.  Daily vessel operating expenses were $5,016 for the year ended December 31, 2010.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the second quarter of 2010, we budgeted daily vessel operating expenses at a weighted average rate of $5,350 per vessel per day.  For the second half of 2010 we budgeted daily vessel operating expenses at $5,100 per vessel per day.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2010 were $167 below the weighted average budgeted rate for the second, third and fourth quarter of 2010 of approximately $5,183.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have daily vessel operating expenses during 2011 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,900
Supramax	5,500
Handysize	4,400

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,200 during 2011.

Depreciation

For the year ended December 31, 2010, depreciation was $7,358,789.  This was primarily due to the depreciation associated with our vessels.

General, Administrative and Management Fees

For the year ended December 31, 2010, general, administrative and management fees were $6,272,635 as compared to $15,820 during the year ended December 31, 2009.  During 2010, these expenses consisted primarily of non-cash compensation, insurance, legal fees, auditing fees, directors’ fees and technical service fees payable to Genco pursuant to our Management Agreement.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 14 – Nonvested Stock Awards in our consolidated financial statements.  During 2009, these expenses consisted of costs related to our formation and inspections for the potential purchase of vessels.

Other Operating Income

For the year ended December 31, 2010, other operating income was $206,000.  The $206,000 represents the payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Net Interest Expense

For the year ended December 31, 2010, net interest expense was $1,918,292.  Net interest expense consisted primarily of interest expense and unused commitment fees pursuant to our 2010 Credit Facility.  Interest income as well as amortization of deferred financing costs related to the 2010 Credit Facility are also included in net interest expense.  As a result of the amendment to the 2010 Credit Facility, which was effective November 30, 2010, the total applicable margin over LIBOR decreased from 3.25% to 3.00%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings.  We plan to finance potential future expansions of our fleet primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.   We anticipate that internally generated cash flow in addition to our 2010 Credit Facility and offering proceeds will be sufficient to fund the operations of our fleet, including our working capital and capital expenditure requirements.

  On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below.  See Note 7 – Debt in our consolidated financial statements, for a full description of our 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $312,500.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $937,500, for total upfront fees of $1,250,000.

Effective November 30, 2010, we entered into an amendment to the 2010 Credit Facility with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB.  Under the terms of the amended 2010 Credit Facility, the commitment amount increased to $150,000,000 from $100,000,000 and the amounts borrowed bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% previously.  The term of the 2010 Credit Facility has been extended to six years from the previous term of four years and the repayment structure has been modified to provide for 11 semi-annual commitment reductions of $5,000,000 each with a balloon payment at the end of the facility.  The amended 2010 Credit Facility will expire on November 30, 2016.  In connection with the amendment to the 2010 Credit Facility, we paid an upfront fee of $1,350,000.

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes.  At December 31, 2010, we have borrowed $1,500,000 of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5,000,000 beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of December 31, 2010, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101,250,000.

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

            The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation ______________________________________________________ Cash Available for Distribution

The following table summarizes the dividends declared based on the results of each fiscal quarter:
	Dividend per share	Declaration date
FISCAL YEAR ENDED DECEMBER 31, 2010
4th Quarter	$0.17	02/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	$ —	N/A

The aggregate amount of the dividend paid in 2010 was $7,192,829, which we funded from cash on hand.

Our Board of Directors declared a dividend for the fourth quarter of 2010 of $0.17 per share payable on or about March 14, 2011 to all shareholders of record as of March 7, 2011.  Our dividend policy is to pay a variable quarterly dividend equal to our Cash Available for Distribution, during the previous quarter, subject to any reserves our board of directors may from time to time determine are required.  The dividend for the fourth quarter of 2010 reflects application of such a reserve by our board.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates. We intend to pay dividends on a quarterly basis.

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. shareholders that meet certain holding period and other requirements (through 2010). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder's tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

Limitations on Dividends and Our Ability to Change Our Dividend Policy

There is no guarantee that our shareholders will receive quarterly dividends from us. Our dividend policy may be changed at any time by our Board of Directors and is subject to certain restrictions, including:

•	Our shareholders have no contractual or other legal right to receive dividends.

•
Our Board of Directors has authority to establish reserves for the prudent conduct of our business, after giving effect to contingent liabilities, the terms of any credit facilities we may enter into, our other cash needs and the requirements of Marshall Islands law. The establishment of these reserves could result in a reduction in dividends to you. We do not anticipate the need for reserves at this time.

•
Our Board of Directors may modify or terminate our dividend policy at any time. Even if our dividend policy is not modified or revoked, the amount of dividends we pay under our dividend policy and the decision to pay any dividend is determined by our Board of Directors.

•
Marshall Islands law generally prohibits the payment of a dividend when a company is insolvent or would be rendered insolvent by the payment of such a dividend or when the declaration or payment would be contrary to any restriction contained in the company's articles of incorporation. Dividends may be declared and paid out of surplus only, but if there is no surplus, dividends may be declared or paid out of the net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year.

•
We may lack sufficient cash to pay dividends due to decreases in net voyage revenues or increases in operating expenses, principal and interest payments on outstanding debt, tax expenses, working capital requirements, capital expenditures or other anticipated or unanticipated cash needs.

•
Our dividend policy may be affected by restrictions on distributions under any credit facilities we may enter into, which contain material financial tests and covenants that must be satisfied. If we are unable to satisfy these restrictions included in the credit facilities or if we are otherwise in default under the facilities, we would be prohibited from making cash distributions to you, notwithstanding our stated cash dividend policy.

•	While we intend that future acquisitions to expand our fleet will enhance our ability to pay dividends over time, acquisitions could limit our Cash Available for Distribution.

Our ability to make distributions to our shareholders will depend upon the performance of our current and future wholly-owned subsidiaries through which we own and operate vessels, which are our principal cash-generating assets, and their ability to distribute funds to us. The ability of our ship-owning or other subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable corporate or limited liability company laws and other laws and regulations.

We have a limited operating history upon which to rely as to whether we will have sufficient cash available to pay dividends on our common stock. In addition, the drybulk vessel spot charter market is highly volatile, and we cannot accurately predict the amount of cash distributions, if any, that we may make in any period. Factors beyond our control may affect the charter market for our vessels, our charterers' ability to satisfy their contractual obligations to us, and our voyage and operating expenses.

Cash Flow

Net cash provided by operating activities for the twelve months ended December 31, 2010 was $19.0 million.  Net cash provided by operating activities for the twelve months ended December 31, 2010 was primarily a result of recorded net income of $8.3 million, plus non-cash operating charges related to depreciation and amortization of $7.4 million related to the operation of our fleet in addition to $2.9 million of amortization of non-vested stock compensation expense.

Net cash used in investing activities was $389.8 million for the twelve months ended December 31, 2010 and was related to the purchase of the nine vessels in our fleet.

Net cash provided by financing activities for the twelve months ended December 31, 2010 was $376.6 million and mainly consisted of $214.5 million of gross proceeds from our initial public offering, Genco’s capital contribution in the amount of $75.0 million and $101.3 million of proceeds from the 2010 Credit Facility to finance the deposits and final payments for the Metrostar vessels offset by $7.2 million in cash dividends paid, $4.1 million in common stock issuance costs and $2.9 million in payment of deferred financing costs.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2010.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Within One Year	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement	$101,250,000	$ –	$ –	$1,250,000	$100,000,000
Interest and borrowing fees	22,092,470	4,019,633	7,761,018	7,241,077	3,070,742
Total	$123,342,470	$4,019,633	$7,761,018	$8,491,077	$103,070,742

Interest expense has been estimated using 0.3125% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)
Year
2011	$ —	—
2012	$1.5	45

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 15 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

We did not incur any drydocking costs during the year ended 2010.

We estimate that none of our vessels will be drydocked during 2011 and three vessels will be drydocked during 2012.

Off-Balance Sheet Arrangements

Except as disclosed in our consolidated financial statements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative, and financing costs.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions.  We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application.  For an additional description of our significant accounting policies, see Note 2 to our consolidated financial statements included in this 10-K.

Time Charters Acquired

When a vessel is acquired with an existing time charter, we allocate the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

During the year ended December 31, 2010, we did not acquire vessels with existing time charters for which there was a significant difference between the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.

Performance Claims

Revenue is based on contracted charterparties, including spot-market related time charters which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise as to the responsibility of lost time and revenue due to us as a result.  Additionally, there are certain performance parameters included in contracted charterparties which if not met, can result in customer claims.  Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability.  At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables and we also will accrue for any estimated customer claims primarily a result of time charter performance issues that have not yet been deducted by the charterer.  We provide for reserves which offset the due from charterers balance if a disputed amount or performance claim has been deducted by the charterer.  If a disputed amount or potential performance claim has not been deducted by the charterer, we record the estimated customer claims as deferred revenue.  Providing for these reserves will be offset by a decrease in revenue.  Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  We estimate the residual values of our vessels to be $175 per lightweight ton.  An increase in the useful life of a drybulk vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods.  A decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.”  We have never sold any of our vessels.

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at December 31, 2010.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2010.  For all of our vessels, the vessel valuations for covenant compliance purposes under our 2010 Credit Facility as of December 31, 2010 were lower than their carrying values at December 31, 2010.  The amount by which the carrying value at December 31, 2010 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.0 million to $10.7 million per vessel.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2009	$34,732
Baltic Panther	2009	2010	34,814
Baltic Cougar	2009	2010	34,967
Baltic Jaguar	2009	2010	34,829
Baltic Bear	2010	2010	72,562
Baltic Wolf	2010	2010	71,793
Baltic Wind	2009	2010	33,317
Baltic Cove	2010	2010	33,587
Baltic Breeze	2010	2010	33,986
TOTAL			$384,590

Impairment of long-lived assets

We follow the Accounting Standards Codification (“ASC”) subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The current economic and market conditions, including the significant disruptions in the global credit markets, are having broad effects on participants in a wide variety of industries. Since mid-August 2008, the charter rates in the dry bulk charter market have declined significantly, and drybulk vessel values have also declined both as a result of a slowdown in the availability of global credit and the significant deterioration in charter rates.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

The Company concluded at December 31, 2010 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.   Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (127% - 390% of carrying value).   Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 24 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2010.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days  over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels' maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $175 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

  Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment.

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that provides us with bridge financing for completed and potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $376,624 in interest expense for the year ended December 31, 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baltic Trading Limited
Consolidated financial statements as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the period from October 6, 2009 (Date of Inception) through December 31, 2009
Index to consolidated financial statements
Page

a)	Report of Independent Registered Public Accounting Firm	F-2

b)	Consolidated Balance Sheets - December 31, 2010 and December 31, 2009	F-3

c)	Consolidated Statements of Operations - For the Year Ended December 31, 2010 and For the Period from October 6, 2009 (date of inception) through December 31, 2009	F-4

d)	Consolidated Statements of Equity - For the Year Ended December 31, 2010 and For the Period from October 6, 2009 (date of inception) through December 31, 2009	F-5

e)	Consolidated Statements of Cash Flows - For the Year Ended December 31, 2010 and For the Period from October 6, 2009 (date of inception) through December 31, 2009	F-6

f)	Notes to Consolidated Financial Statements For the Year Ended December 31, 2010 and For the Period from October 6, 2009 (date of inception) through December 31, 2009	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Baltic Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Baltic Trading Limited and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from October 6, 2009 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltic Trading Limited and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from October 6, 2009 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 9, 2011

Baltic Trading Limited
Consolidated Balance Sheets as of December 31, 2010
and December 31, 2009

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$ 5,796,862	$ 1
Due from charterers, net	666,007	—
Prepaid expenses and other current assets	2,392,838	—
Total current assets	8,855,707	1

Noncurrent assets:
Vessels, net of accumulated depreciation of $7,352,729 and $0, respectively	384,590,337	—
Fixed assets, net of accumulated depreciation of $6,060 and $0, respectively	37,384	—
Deferred registration costs	—	834,109
Deferred financing costs, net of accumulated amortization of $269,976 and $0, respectively	2,670,290	—
Total noncurrent assets	387,298,011	834,109

Total assets	$ 396,153,718	$ 834,110

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 3,345,266	$ —
Deferred revenue	385,288	—
Due to Parent	1,738,004	849,929
Total current liabilities	5,468,558	849,929

Noncurrent liabilities:
Long term debt	101,250,000	—
Total noncurrent liabilities	101,250,000	—

Total liabilities	106,718,558	849,929

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Capital stock, par value $0.01; 0 and 100 shares authorized and 0 and 100 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	1
Common stock, par value $0.01; 500,000,000 and 0 shares authorized and 16,883,500 and 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	168,835	—
Class B stock, par value $0.01; 100,000,000 and 0 shares authorized and 5,699,088 and 0 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	56,991	—
Additional paid-in capital	288,095,548	—
Retained earnings (deficit)	1,113,786	(15,820)
Total shareholders’ equity (deficit)	289,435,160	(15,819)

Total liabilities and shareholders’ equity (deficit)	$ 396,153,718	$ 834,110
See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statements of Operations for the Year Ended December 31, 2010 and the Period from October 6, 2009 (Date of Inception) through December 31, 2009

	For the Year Ended December 31, 2010	October 6, 2009 through December 31, 2009
Revenues	$32,558,648	$—

Operating expenses:
Voyage expenses	589,126	—
Vessel operating expenses	8,198,378	—
General, administrative and management fees	6,272,635	15,820
Depreciation	7,358,789	—
Other operating income	(206,000)	—

Total operating expenses	22,212,928	15,820

Operating income (loss)	10,345,720	(15,820)

Other (expense) income:
Other expense	(27,253)	—
Interest income	236,451	—
Interest expense	(2,154,743)	—

Other expense, net	(1,945,545)	—

Income (loss) before income taxes	8,400,175	(15,820)
Income tax expense	(77,740)	—

Net income (loss)	$8,322,435	$(15,820)

Net income per share of common and Class B stock:
Net income per share-basic	$0.46	$—
Net income per share-diluted	$0.46	$—
Net loss per share of Capital Stock – basic and diluted	$—	$(158.20)
Dividends declared and paid per share	$0.32	$—

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statement of  Shareholders’ Equity (Deficit) for the year ended December 31, 2010 and the Period from October 6, 2009 (Date of Inception) through December 31, 2009

	Capital Stock Par Value	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	Retained Earnings (Deficit)	Total
Balance – October 6, 2009	$—	$—	$—	$—	$—	$—

Net loss					(15,820)	(15,820)

Issuance of 100 shares of capital stock	1					1

Balance – December 31, 2009	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					8,322,435	8,322,435

Capital contribution from Parent and exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Cash dividends paid ($0.32 per share)					(7,192,829)	(7,192,829)

Issuance of 16,300,000 shares of common stock		163,000		210,266,825		210,429,825

Issuance of 583,500 shares of nonvested common stock		5,835		(5,835)		—

Nonvested stock amortization				2,891,548		2,891,548

Balance – December 31, 2010	$—	$168,835	$56,991	$288,095,548	$1,113,786	$289,435,160

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statement of Cash Flows for the year ended December 31, 2010 and the Period from October 6, 2009 (Date of Inception) through December 31, 2009

Cash flows from operating activities:	For the Year Ended December 31, 2010	October 6, 2009 through December 31, 2009
Net income (loss)	$8,322,435	$(15,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,358,789	—
Amortization of deferred financing costs	269,976	—
Amortization of nonvested stock compensation expense	2,891,548	—
Change in assets and liabilities:
Increase in due from charterers	(666,007)	—
Increase in prepaid expenses and other current assets	(2,392,838)	—
Increase in accounts payable and accrued expenses	2,186,398	—
Increase in due to Parent	643,751	15,820
Increase in deferred revenue	385,288	—

Net cash provided by operating activities	18,999,340	—

Cash flows from investing activities:
Purchase of vessels, including deposits	(389,758,152)	—
Purchase of other fixed assets	(43,444)	—

Net cash used in investing activities	(389,801,596)	—

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	101,250,000	—
Capital contribution from Parent	75,000,000	—
Cash dividends paid	(7,191,929)	—
Proceeds from issuance of capital stock	—	1
Proceeds from issuance of common stock	214,508,000	—
Payments of common stock issuance costs	(4,078,175)	—
Payment of deferred financing costs	(2,888,779)	—

Net cash provided by financing activities	376,599,117	1

Net increase in cash and cash equivalents	5,796,861	1

Cash and cash equivalents at beginning of period	1	—
Cash and cash equivalents at end of year	$5,796,862	$1

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Notes to Consolidated Financial Statements for the Year Ended December 31, 2010 and for the period from
October 6, 2009 (Date of Inception) through December 31, 2009

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Baltic Trading Limited (“Baltic Trading”) and its wholly-owned subsidiaries (collectively, the “Company”).  The Company was formed to own and employ drybulk vessels in the spot market.  The spot market represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Baltic Trading was formed on October 6, 2009 (the “inception date”), under the laws of the Republic of the Marshall Islands.

At December 31, 2010, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

On March 15, 2010, the Company completed its initial public offering (“IPO”) of 16,300,000 common shares at $14.00 per share, which resulted in gross proceeds of $228,200,000.  After underwriting commissions and other registration expenses, the Company received net proceeds of $210,429,825 to be used by the Company for completion of the acquisition of its initial fleet of vessels as well as for working capital purposes.

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

As of December 31, 2010, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.24% ownership interest in the Company and 83.51% of the aggregate voting power of the Company’s outstanding shares of voting stock.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include the accounts of Baltic

Trading and its wholly-owned ship-owning subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Business geographics

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Vessel acquisitions

When the Company enters into an acquisition transaction, it determines whether the acquisition transaction was the purchase of an asset or a business based on the facts and circumstances of the transaction.  As is customary in the shipping industry, the purchase of a vessel is normally treated as a purchase of an asset as the historical operating data for the vessel is not reviewed nor is material to the Company’s decision to make such acquisition.

If a vessel is acquired with an existing time charter, the Company allocates the purchase price to the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management's estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to revenues over the remaining term of the charter.

Segment reporting

The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot market-related time charters.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of various drybulk cargoes with its fleet of vessels.

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated primarily from spot market-related time charters.  A spot market-related time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for a payment based on a specified percentage of the Baltic Indices for the respective vessel class.  In these spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.

The Company records time charter revenues over the term of the charter as service is provided based on the rate determined based on the Baltic Indices for each respective billing period.  As such, the revenue earned by the Company’s vessels is subject to the fluctuations of the spot market.  The Company recognizes voyage expenses when incurred.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2010 and 2009, the Company had a reserve of $36,968 and $0, respectively, against the due from charterers balance and an additional accrual of $86,738 and $0, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

Revenue is based on contracted charterparties.   However, there is always the possibility of dispute over terms and payment of hires and freights.  In particular, disagreements may arise concerning the responsibility of lost time and revenue.  Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a possibility of non-recoverability.  The Company believes its provisions to be reasonable based on information available.

Due to/from Parent

Due to/from Parent consists of amounts due to/from Genco, which in turn represent the timing of payments for amounts due to/from the Company primarily consisting of fees payable to the Parent pursuant to the Management Agreement between the Company and Genco for commercial, technical, administrative and strategic services necessary to support the Company’s business.  At December 31, 2009, prior to the Company’s IPO, this amount consisted of costs borne by Genco on behalf of the Company as part of the IPO which were reimbursed to Genco once the offering was completed.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the year ended December 31, 2010 and the period from inception to December 31, 2009 was $7,352,729 and $0, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  At December 31, 2010, the Company estimated the residual value of vessels to be $175/lwt.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation and amortization.  Depreciation expense is based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description                              Useful lives

Computer equipment                                              3 years

Depreciation expense for fixed assets for the year ended December 31, 2010 was $6,060.

Impairment of long-lived assets

The Company follows the Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets.  If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.  Various factors including anticipated future charter rates, estimated scrap values, future drydocking costs and estimated vessel operating costs are included in this analysis.

For the year ended December 31, 2010, no impairment charges were recorded on the Company’s long-lived assets.

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

Cash and cash equivalents

The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the year ended December 31, 2010, the Company had United States operations which resulted in United States source income of $2,541,424 during the year ended December 31, 2010.  As such, the Company’s estimated United States income tax liability is $37,738 as of December 31, 2010 and the Company’s income tax provision is $77,740 for the year ended December 31, 2010.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of December 31, 2010 and 2009, the Company had a reserve of $86,738 and $0, respectively, related to these estimated customer claims.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation – Stock Compensation” (“ASC 718-10”) for nonvested stock issued under its equity incentive plan.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Other operating income

                During the year ended December 31, 2010, the Company recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Accounting estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels and the useful life of vessels.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the year ended December 31, 2010, the Company earned 100% of its revenues from four customers.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2010.

For the year ended December 31, 2010, there were four customers that individually accounted for more than 10% of revenues, Oldendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 29.26%, 46.65%, 12.35% and 11.74% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with one financial institution.  The Company's cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments for additional disclosure on the fair value of long term debt.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $1,106,481 for the purchase of vessels.  For the year ended December 31, 2010, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $1,078,433 for the purchase of vessels.  Additionally, for the year ended December 31, 2010, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $51,487 associated with deferred financing fees and $900 associated with dividend payments due to Peter C. Georgiopoulos, Chairman of the Board.

For the period from inception to December 31, 2009, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $834,109 associated with deferred registration costs paid for by the Parent.

During the year ended December 31, 2010 and the period from inception to December 31, 2009, cash paid for interest, net of amount capitalized, was $1,587,435 and $0, respectively.

During the year ended December 31, 2010 and the period from inception to December 31, 2009, cash paid for estimated income taxes was $40,000 and $0 respectively.

On March 10, 2010, 358,000 and 108,000 shares of restricted stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such restricted stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of restricted stock will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Additionally, on March 15, 2010, the Company made grants of restricted stock in the amount of 12,500 shares to directors of the Company.  The fair value of such restricted stock was $175,000 based on the IPO price of $14.00 per share.  These grants will vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of restricted stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The fair value of such restricted stock was $1,118,250.  Both of these grants of restricted stock will vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of restricted stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

4 - VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar Management Corporation group of companies for an aggregate purchase price of approximately $99,750,000.  Total vessel deposits of $9,975,000 were made during the second quarter of 2010.  Two of the vessels were delivered during August 2010.  The Baltic Wind, a 2009 built Handysize vessel, was delivered on August 4, 2010 and the Baltic Cove, a 2010 built Handysize vessel, was delivered on August 23, 2010.  The remaining vessel, the Baltic Breeze, a newbuilding, was delivered on October 12, 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).  The Company financed the purchase price of the aforementioned acquisitions utilizing the 2010 Credit Facility for bridge financing.

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

 On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200,000.   The Baltic Bear was delivered on May 14, 2010 and the Baltic Wolf was delivered on October 14, 2010..  Total vessel deposits of $21,540,000 were made during the first quarter of 2010 and the remaining payments for the Baltic Bear of $65,700,000 and the Baltic Wolf of $56,960,000 were made upon delivery of the vessels during the second and fourth quarter of 2010, respectively.  Refer to Note 1 – General Information for the dates on which these vessels were delivered.

Capitalized interest expense associated with newbuilding contracts for the year ended December 31, 2010 was $41,117.

5 - EARNINGS PER COMMON SHARE

The computation of net income per share of common stock and Class B shares is in accordance with ASC 260 – “Earnings Per Share,” using the two-class method.  Under these provisions, basic net income per share is computed using the weighted average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 – Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 583,500 nonvested shares outstanding at December 31, 2010 (see Note 14 – Nonvested Stock Awards), 105,000 are anti-dilutive.  The computation of the diluted net income per share of common stock assumes the conversion of Class B shares, while the diluted net income per share of Class B stock does not assume the conversion of those shares.

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

	Year Ended December 31, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of income	$ —	$ 6,129,001	$ 2,193,434

Denominator:
Weighted average shares outstanding	17	13,263,288	4,746,638

Basic net income per share	$ —	$ 0.46	$ 0.46

Diluted net income per share:
Numerator:
Allocation of income	$ —	$ 6,129,001	$ 2,193,434
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	369,726	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	—	1,823,708	—
Reallocation of undistributed earnings to Class B shares	—	—	(3,750)
Allocation of earnings	$ —	$ 8,322,435	$ 2,189,684

Denominator:
Weighted average shares outstanding used in basic computation	17	13,263,288	4,746,638
Add:
Conversion of Class B to common shares	—	4,746,638	—
Dilutive effect of nonvested stock awards	—	30,843	—

Weighted average shares outstanding, diluted	17	18,040,769	4,746,638

Diluted net income per share	$ —	$ 0.46	$ 0.46

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these consolidated financial statements, except for Due to Parent which represents amounts due to Genco.  During the period from inception to December 31, 2009, there were no related party transactions with the exception of amounts Due to Parent as disclosed in the Consolidated Balance Sheets.

During the year ended December 31, 2010, the Company incurred legal services aggregating $156,090 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2010 and 2009, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is Chairman of the Board of Aegean.  During the year ended December 31, 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $646,116.  At December 31, 2010 and 2009, $137,993 and $0 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the parent company that manages the Company.  For the year ended December 31, 2010, the Company incurred internal audit service fees of $34,684, which are reimbursable to Genco.  At December 31, 2010 and 2009, the amount due to Genco from the Company was $14,763 and $0, respectively, for such services.

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  Refer to Note 16 – Commitments and Contingencies for a description of the terms of the Management Agreement.  For the year ended December 31, 2010, the Company incurred costs of $5,490,783 pursuant to the Management Agreement with Genco.  Of the total costs incurred, $3,839,500 was related to the 1% purchase fee and was capitalized as part of the vessel assets.  At December 31, 2010 and 2009, the amount due to Genco from the Company was $1,654,669 and $0, respectively, for such services.  Additionally, during the year ended December 31, 2010, Genco incurred costs of $337,235 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2010 and 2009, the amount due to Genco from the Company was $68,572 and $849,929, respectively, for such costs.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility (the “2010 Credit Facility”) with Nordea Bank Finland plc, acting through its New York branch.  An amendment to the $100,000,000 senior secured was entered into by the Company effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Credit Facility from $100,000,000 to $150,000,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, the Company paid an upfront fee of $312,500.  Additionally, upon executing the original 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, the Company paid an upfront fee of $1,350,000.  Of the total facility amount of $150,000,000, $25,000,000 is available for working capital purposes.  As of December 31, 2010, total available working capital borrowings were $23,500,000 as $1,500,000 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2010, $48,750,000 remained available under the 2010 Credit Facility as total drawdowns of $101,250,000 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze.  Refer to Note 4 — Vessel Acquisitions for further information regarding these vessel deposits and acquisitions.

The Company intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Pursuant to the amended 2010 Credit Facility, the total commitment of $150,000,000 will be reduced in 11 consecutive semi-annual reductions of $5,000,000 commencing on the six month anniversary of the effective date, or May 31, 2011.  On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

Borrowings under the 2010 Credit Facility are secured by liens on the Company’s initial vessels and other related assets.   Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels.

All amounts owing under the 2010 Credit Facility are also secured by the following:

•	cross-collateralized first priority mortgages of each of the Company’s initial vessels;

•	an assignment of any and all earnings of the Company’s initial vessels; and

•	an assignment of all insurance on the mortgaged vessels.

The 2010 Credit Facility requires the Company to comply with a number of covenants, including financial covenants related to liquidity, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the Company’s initial vessels; restrictions on consolidations, mergers or sales of assets; restrictions on changes in the Manager of the Company’s initial vessels (or acceptable replacement vessels); limitations on changes to the Management Agreement between the Company and Genco; limitations on liens; limitations on additional indebtedness; restrictions on paying dividends; restrictions on transactions with affiliates; and other customary covenants.

The amended 2010 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter:

•
Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $5,000,000 during the first year following the amendment, or until November 30, 2011.  Beginning December 1, 2010, cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750,000 per vessel for all vessels in the Company’s fleet.

•	Consolidated net worth must not be less than (i) $232,796,091 plus (ii) 50% of the value of any subsequent primary equity offerings of the Company.

•	The aggregate fair market value of the mortgaged vessels must at all times be at least 140% of the aggregate outstanding principal amount under the 2010 Credit Facility.

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of December 31, 2010.

The following table sets forth the repayment of the outstanding debt of $101,250,000 at December 31, 2010 under the 2010 Credit Facility:

Year Ending December 31,	Total

2011	$ —
2012	—
2013	—
2014	—
2015	1,250,000
Thereafter	100,000,000

Total debt	$ 101,250,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010

Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Year Ended December 31, 2010	Period from inception to December 31, 2009
Effective Interest Rate (excluding impact of unused commitment fees)	3.48%	—

Range of Interest Rates (excluding impact of unused commitment fees)	3.27% to 3.60%	—

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at December 31, 2010 and 2009, are as follows:

	December 31, 2010	December 31, 2009
Cash and cash equivalents	$5,796,862	$1
Floating rate debt	101,250,000	—

The fair value of floating rate debt under the 2010 Credit Facility is estimated based on current rates obtained in its most recent amendment dated November 30, 2010.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the 2010 Credit Facility.  The carrying value approximates the fair market value for this floating rate loan.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2010	December 31, 2009
Lubricant inventory and other stores	$1,317,904	$—
Prepaid items	696,532	—
Insurance receivable	325,240
Other	53,162	—
Total	$2,392,838	$—

10 – DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities.  These costs are being amortized over the life of the related loan facility, and are included in interest expense.  Upon the effective date of the amendment to the 2010 Credit Facility on November 30, 2010, the net unamortized deferred financing costs of $1,294,256 associated with securing the original 2010 Credit Facility began being amortized over the remaining life of the amended 2010 Credit Facility.  Refer to Note 7 – Debt for further information regarding the amendment to the 2010 Credit Facility.  The additional fees associated with securing the amendment to the 2010 Credit Facility are being amortized over the life of the amended credit facility.

The Company has unamortized deferred financing costs of $2,670,290 and $0 at December 31, 2010 and 2009, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of December 31, 2010 and December 31, 2009 was $269,976 and $0, respectively.  The Company has incurred deferred financing costs of $2,940,266 in total for the existing 2010 Credit Facility as of December 31, 2010, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the year ended December 31, 2010 and the period from inception to December 31, 2009 was $269,976 and $0, respectively.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$1,378,822	$—
Accrued vessel operating expenses	1,529,007	—
Accrued general and administrative expenses	437,437	—
Total	$3,345,266	$—

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2010	December 31, 2009
Fixed assets:
Computer equipment	$43,444	$—
Total cost	43,444	—
Less: accumulated depreciation	6,060	—
Total	$37,384	$—

Depreciation expense for fixed assets for the year ended December 31, 2010 and the period from inception to December 31, 2009 was $6,060 and $0, respectively.

13 – REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the year ended December 31, 2010 was $32,558,648.  Future minimum time charter revenue cannot be estimated as the Company’s vessels are currently on spot market-related time charters and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from March 2011 to July 2014.

14- NONVESTED STOCK AWARDS

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

Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of the Company’s restricted stock awards for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2010	—	$ —
Granted	583,500	13.40
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	583,500	$ 13.40

No shares under the Plan vested during the year ended December 31, 2010.

For the year ended December 31, 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and management fees, in the amount of $2,891,548.

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2010, unrecognized compensation cost of $4,925,702 related to nonvested stock will be recognized over a weighted average period of 3.26 years.

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

16 – COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. If the Management Agreement terminates during its initial year, the termination payment will be approximately $9.6 million, based on five times an amount of approximately $1.9 million.  Refer to Note 6 – Related Party Transactions for any costs incurred during the year ended December 31, 2010 pursuant to the Management Agreement.

17 – UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

2010 Quarter Ended
	March 31	June 30	September 30	December 31	Period from Inception to December 31, 2009

Revenues	$ —	$ 6,990,763	$ 10,406,663	$ 15,161,222	$ —

Operating income (loss)	(483,905)	2,855,815	3,200,528	4,773,282	(15,820)

Net income (loss)	(510,242)	2,601,912	2,535,023	3,695,742	(15,820)

Net income (loss) per share of common and Class B Stock:
Net income (loss) per share - basic	$ (0.09)	$ 0.12	$ 0.12	$ 0.17	$ —
Net income (loss) per share - diluted	$ (0.09)	$ 0.12	$ 0.12	$ 0.17	$ —

Net loss per share of Capital Stock – basic and diluted	$ —	$ —	$ —	$ —	$ (158.20)

Dividends declared and paid per share	$ —	$ —	$ 0.16	$ 0.16	$ —

18 - SUBSEQUENT EVENTS

On February 17, 2011, the Company declared a dividend of $0.17 per share to be paid on or about March 14, 2011 to shareholders of record as of March 7, 2011.  The aggregate amount of the dividend is expected to be approximately $3,839,000, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company's independent registered public accounting firm regarding, the Company's accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based upon that evaluation, our President and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

An auditor attestation report is not included.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010 (the “2011 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2011 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.baltictrading.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2011 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2011 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2011 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC. (1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Form of Restricted Stock Grant Agreement dated as of March 15, 2010 by and between each Director and Baltic Trading Limited.(6)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.15	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(*)

1010.16	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(7)

1010.17	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(7)

1010.18	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(7)

10.19	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(8)

10.20
Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(9)

14.1	Code of Ethics (*)

21.1	Subsidiaries of Baltic Trading Limited (*)

23.1	Consent of Deloitte & Touche LLP (*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.
(2)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(4)	Incorporated by reference to Baltic Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.
(5)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.
(6)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(7)	Incorporated by reference to Baltic Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.
(8)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(9)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2011.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 9, 2011.

SIGNATURE	TITLE

/s/ John C. Wobensmith John C. Wobensmith	PRESIDENT, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR

/s/ George Wood George Wood	DIRECTOR

/s/ Edward Terino Edward Terino	DIRECTOR

/s/ Basil G. Mavroleon Basil G. Mavroleon	DIRECTOR

/s/ Harry A. Perrin Harry A. Perrin	DIRECTOR

EXHIBIT INDEX

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Form of Restricted Stock Grant Agreement dated as of March 15, 2010 by and between each Director and Baltic Trading Limited.(6)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.15	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(*)

1010.16	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(7)

1010.17	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(7)

1010.18	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(7)

10.19	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(8)

10.20
Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(9)

14.1	Code of Ethics (*)

21.1	Subsidiaries of Baltic Trading Limited (*)

23.1	Consent of Deloitte & Touche LLP (*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.
(2)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(4)	Incorporated by reference to Baltic Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.
(5)	Incorporated by reference to Baltic Trading Limited's Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.
(6)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(7)	Incorporated by reference to Baltic Trading Limited's Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.
(8)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(9)	Incorporated by reference to Baltic Trading Limited's Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.