Form 10-Q
period 2011-03-31
Baltic Trading Ltd
filed 2011-05-10
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐                                                                                                             Accelerated filer  ☐
Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                                                                                                                          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No    ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011:
common stock, $0.01 per share — 16,883,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	a)	Condensed Consolidated Balance Sheets - March 31, 2011 and December 31, 2010	4

	b)	Condensed Consolidated Statements of Operations - For the three months ended March 31, 2011 and 2010	5

	c)	Condensed Consolidated Statements of Shareholders’ Equity - For the three months ended March 31, 2011 and 2010	6

	d)	Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2011 and 2010	7

	e)	Notes to Condensed Consolidated Financial Statements	8

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.		Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	32

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Baltic Trading Limited
Condensed Consolidated Balance Sheets as of March 31, 2011
and December 31, 2010
(Unaudited)
	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$2,652,768	$5,796,862
Due from charterers, net of a reserve of $36,968 and $36,968, respectively	608,323	666,007
Prepaid expenses and other current assets	2,893,229	2,392,838
Total current assets	6,154,320	8,855,707

Noncurrent assets:
Vessels, net of accumulated depreciation of $10,987,670 and $7,352,729, respectively	381,236,513	384,590,337
Fixed assets, net of accumulated depreciation of $8,029 and $6,060, respectively	35,415	37,384
Deferred financing costs, net of accumulated amortization of $381,363 and $269,976, respectively	2,561,153	2,670,290
Total noncurrent assets	383,833,081	387,298,011

Total assets	$389,987,401	$396,153,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,834,403	$3,345,266
Deferred revenue	286,237	385,288
Due to Parent	768,943	1,738,004
Total current liabilities	3,889,583	5,468,558

Noncurrent liabilities:
Long-term debt	101,250,000	101,250,000
Total noncurrent liabilities:	101,250,000	101,250,000

Total liabilities	105,139,583	106,718,558

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 16,883,500 shares at March 31, 2011 and December 31, 2010, respectively	168,835	168,835
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at March 31, 2011 and December 31, 2010	56,991	56,991
Additional paid-in capital	285,430,883	288,095,548
Retained (deficit) earnings	(808,891)	1,113,786
Total shareholders’ equity	284,847,818	289,435,160

Total liabilities and shareholders’ equity	$389,987,401	$396,153,718
See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$9,543,488	$—

Operating expenses:
Voyage expenses	82,765	—
Voyage expenses to Parent	121,818	—
Vessel operating expenses	3,926,987	—
General, administrative and technical management fees	1,751,542	483,861
Management fees to Parent	607,500	—
Depreciation	3,636,911	44

Total operating expenses	10,127,523	483,905

Operating loss	(584,035)	(483,905)

Other (expense) income:
Other expense	(17,967)	—
Interest income	2,532	22,274
Interest expense	(1,098,978)	(48,611)

Other expense, net	(1,114,413)	(26,337)

Net loss before income taxes	(1,698,448)	(510,242)
Income tax benefit	5,420	—

Net loss	$(1,693,028)	$(510,242)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.08)	$(0.09)
Net loss per share-diluted	$(0.08)	$(0.09)

Dividends declared per share of common and Class B Stock	$0.17	$—

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	Retained Earnings (Deficit)	Total
Balance – January 1, 2011	$168,835	$56,991	$288,095,548	$1,113,786	$289,435,160

Net loss				(1,693,028)	(1,693,028)

Cash dividends declared ($0.17 per share)			(3,609,391)	(229,649)	(3,839,040)

Nonvested stock amortization			944,726		944,726

Balance – March 31, 2011	$168,835	$56,991	$285,430,883	$(808,891)	$284,847,818

	Capital Stock	Class B Stock Par Value	Common Stock Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance – January 1, 2010	$1	$—		$—	$(15,820)	$(15,819)

Net loss					(510,242)	(510,242)

Capital contribution from Genco for exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)	56,991		74,943,010		75,000,000

Issuance of 16,300,000 shares of common stock			163,000	210,172,761		210,335,761

Issuance of 478,500 shares of nonvested common stock			4,785	(4,785)		—

Nonvested stock amortization				210,948		210,948

Balance – March 31, 2010	$—	$56,991	$167,785	$285,321,934	$(526,062)	$285,020,648

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,693,028)	$(510,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,636,911	44
Amortization of deferred financing costs	111,387	—
Amortization of nonvested stock compensation expense	944,726	210,948
Change in assets and liabilities:
Decrease in due from charterers	57,684	—
Increase in prepaid expenses and other current assets	(495,847)	(571,968)
(Decrease) increase in accounts payable and accrued expenses	(157,244)	245,725
Increase in due from Parent	—	(351,707)
Decrease in due to Parent	(602,628)	(15,820)
Decrease in deferred revenue	(99,052)	—

Net cash provided by (used in) operating activities	1,702,909	(993,020)

Cash flows from investing activities:
Purchase of vessels, including deposits	(953,326)	(35,578,123)

Net cash used in investing activities	(953,326)	(35,578,123)

Cash flows from financing activities:
Capital contribution from Parent	—	75,000,000
Cash dividends paid	(3,839,940)	—
Proceeds from issuance of common stock	—	214,508,000
Payments of common stock issuance costs	—	(3,409,043)
Payment of deferred financing costs	(53,737)	(312,500)

Net cash (used in) provided by financing activities	(3,893,677)	285,786,457

Net (decrease) increase in cash and cash equivalents	(3,144,094)	249,215,314

Cash and cash equivalents at beginning of period	5,796,862	1

Cash and cash equivalents at end of period	$2,652,768	$249,215,315
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

At March 31, 2011, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of March 31, 2011 and December 31, 2010, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.24% ownership interest in the Company and 83.51% of the aggregate voting power of the Company’s outstanding shares of voting stock.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which includes the accounts of Baltic Trading and its wholly-owned ship-owning subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the three months ended March 31, 2011 and 2010 was $3,634,942 and $0, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three months ended March 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $84,911.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  As of March 31, 2011 and December 31, 2010, the Company had a reserve of $12,350 and $86,738, respectively, related to these estimated customer claims.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents and deposits on vessels.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral.  During the three months ended March 31, 2011, the Company earned 100% of its revenues from five customers.  There was no voyage revenue earned during the three months ended March 31, 2010.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at March 31, 2011 and December 31, 2010.

For the three months ended March 31, 2011, there were four customers that individually accounted for more than 10% of revenues; Oldendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk

Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 25.20%, 49.60%, 12.37% and 12.56% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with one financial institution.  The Company's cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2011 and 2010, the Company had United States operations which resulted in United States source income of $1,063,062 and $0, respectively.  The Company’s estimated United States income tax benefit for the three months ended March 31, 2011 was $5,420.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $805,249 for the purchase of vessels, including deposits.  For the three months ended March 31, 2011, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of $712,000 for the purchase of vessels, including deposits.   Additionally, for the three months ended March 31, 2011 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of March 31, 2011 consisting of $4,544 associated with the purchase of vessels, including deposits.

For the three months ended March 31, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $95,555 associated with the purchase of vessels, including deposits and $24,000 for the purchase of other fixed assets.  Additionally, for the three months ended March 31, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $63,686 associated with deferred financing fees and $763,196 associated with the payment of common stock issuance costs related to the IPO of the Company.

During the three months ended March 31, 2011 and 2010, cash paid for interest, net of amount capitalized, was $986,252 and $0, respectively.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively, which were approved by the Board of Directors on such date.  The fair value of such nonvested stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock were granted under the Baltic Trading Limited 2010 Equity Incentive Plan and will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Lastly, on March 15, 2010, the Company made grants of nonvested common stock under the Baltic Trading Limited 2010 Equity Incentive Plan in the amount of 12,500 shares to directors of the Company.  The fair value of such nonvested stock was $175,000 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011.

4 - VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar group of companies for an aggregate purchase price of approximately $99,750,000.  Total vessel deposits of $9,975,000 were made during the second quarter of 2010.  Two of the vessels were delivered during August 2010.  The Baltic Wind, a 2009-built Handysize vessel, was delivered on August 4, 2010 and the Baltic Cove, a 2010-built Handysize vessel, was delivered on August 23, 2010.  The remaining vessel, the Baltic Breeze, a newbuilding, was delivered during the fourth quarter of 2010 on October 12, 2010. All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).  The Company financed the purchase price of the aforementioned acquisitions utilizing its existing $150,000,000 senior secured revolving credit facility for bridge financing.

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

 On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200,000.   The Baltic Bear was delivered on May 14, 2010 and the Baltic Wolf was delivered on October 14, 2010. Total vessel deposits of $21,540,000 were made during the first quarter of 2010 and the remaining payment for the Baltic Bear of $65,700,000 and the Baltic Wolf of $56,960,000 were made upon delivery of the vessels during the second and fourth quarter of 2010, respectively.  Refer to Note 1 – General Information for the dates on which these vessels were delivered.

5 - EARNINGS PER COMMON SHARE

The computation of net income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 – “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 – Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 454,500 nonvested shares outstanding at March 31, 2011 (see Note 14 – Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net income per share of common stock assumes the conversion of Class B shares, while the diluted net income per share of Class B stock does not assume the conversion of those shares.

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

	Three Months Ended March 31, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,254,917)	$(438,111)

Denominator:
Weighted-average shares outstanding	16,324,367	5,699,088

Basic net loss per share	$(0.08)	$(0.08)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,254,917)	$(438,111)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,406,956)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	968,845	—
Reallocation of undistributed loss to Class B shares	—	—
Allocation of loss	$(1,693,028)	$(438,111)

Denominator:
Weighted-average shares outstanding used in basic computation	16,324,367	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—
Dilutive effect of nonvested stock awards	—	—

Weighted-average shares outstanding, diluted	22,023,455	5,699,088

Diluted net loss per share	$(0.08)	$(0.08)

	Three Months Ended March 31, 2010
	Capital Stock	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$—	$(349,269)	$(160,973)

Denominator:
Weighted-average shares outstanding	68	3,984,444	1,836,373

Basic net loss per share	$—	$(0.09)	$(0.09)

Diluted net loss per share:
Numerator:
Allocation of loss	$—	$(349,269)	$(160,973)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	—	(160,973)	—
Allocation of earnings	$—	$(510,242)	$(160,973)

Denominator:
Weighted-average shares outstanding used in basic computation	68	3,984,444	1,836,373
Add:
Conversion of Class B to common shares	—	1,836,373	—
Dilutive effect of nonvested stock awards	—	—	—

Weighted-average shares outstanding, diluted	68	5,820,817	1,836,373

Diluted net loss per share	$—	$(0.09)	$(0.09)

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements, except for due to Parent, which represents amounts due to Genco:

During the three months ended March 31, 2011 and 2010, the Company incurred legal services aggregating  $0 and $44,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2011 and December 31, 2010, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board, is Chairman of the Board of Aegean.  During the three months ended March 31, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $225,554 and $0, respectively.  At March 31, 2011 and December 31, 2010, $221,832 and $137,993 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the parent company that manages the Company.   For the three months ended March 31, 2011 and 2010, the Company incurred internal audit service fees of $5,081 and $3,103, respectively, which are reimbursable to Genco pursuant to the Management Agreement.  At March 31, 2011 and December 31, 2010, the amount due to Genco from the Company was $2,147 and $14,763, respectively, for such services and is included in due to Parent.

During the three months ended March 31, 2011 and 2010, Genco, the Company’s parent, incurred costs of $14,361 and $0 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At March 31, 2011 and December 31, 2010, the amount due to Genco from the Company was $9,464 and $68,572, respectively, for such costs and is included in due to Parent.

The due to Parent balances at March 31, 2011 and December 31, 2010 also include commercial, technical, and sale and purchase fees incurred pursuant to the Management Agreement with Genco.

Refer to Note 16 – Commitments and Contingencies for a description of the terms of the Management Agreement.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  An amendment to the 2010 Credit Facility was entered into by Baltic Trading effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Credit Facility from $100,000,000 to $150,000,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, the Company paid an upfront fee of $312,500.  Additionally, upon executing the original 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, the Company paid an upfront fee of $1,350,000.  Of the total facility amount of $150,000,000, $25,000,000 is available for working capital purposes.  As of March 31, 2011, total available working capital borrowings were $23,500,000 as $1,500,000 was drawn down during 2010 for working capital purposes.  As of March 31, 2011, $48,750,000 remained available under the 2010 Credit Facility as total drawdowns of $101,250,000 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze and for working capital purposes.  Refer to Note 4 — Vessel Acquisitions for further information regarding these vessel deposits and acquisitions.

The significant covenants in the 2010 Credit Facility have been disclosed in the 2010 10-K.  As of March 31, 2011, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $101,250,000 at March 31, 2011 under the 2010 Credit Facility:

Period Ending December 31,	Total

2011 (April 1, 2011 — December 31, 2011)	$—
2012	—
2013	—
2014	—
2015	1,250,000
Thereafter	100,000,000

Total debt	$101,250,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

Three months ended March 31, 2011
Effective Interest Rate (excluding impact of unused commitment fees)	3.30%
Range of Interest Rates (excluding impact of unused commitment fees)	3.26% to 3.31%

The interest expense incurred during the three months ended March 31, 2010 of $48,611 consists only of unused commitments fees for the period from March 18, 2010 to March 31, 2010 as the 2010 Credit Facility was not executed until April 16, 2010.  Refer above for further information.

8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$2,652,768	$5,796,862
Floating rate debt	101,250,000	101,250,000

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

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	March 31, 2011	December 31, 2010
Lubricant, fuel oil and diesel oil inventory and other stores	$1,845,739	$1,317,904
Prepaid items	668,042	696,532
Insurance receivable	341,801	325,240
Other	37,647	53,162
Total	$2,893,229	$2,392,838

10 – DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities.  These costs will be amortized over the life of the related loan facility, and are included in interest expense.  Upon the effective date of the amendment to the 2010 Credit Facility on November 30, 2010, the net unamortized deferred financing costs of $1,294,256 associated with securing the original 2010 Credit Facility began being amortized over the remaining life of the amended 2010 Credit Facility.  Refer to Note 7 – Debt for further information regarding the amendment to the 2010 Credit Facility.   The additional fees associated with securing the amendment to the 2010 Credit Facility are being amortized over the life of the amended credit facility.

The Company has unamortized deferred financing costs of $2,561,153 and $2,670,290 at March 31, 2011 and December 31, 2010, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of March 31, 2011 and December 31, 2010 was $381,363 and $269,976, respectively.  The Company has incurred deferred financing costs of $2,942,516 in total for the existing 2010 Credit Facility as of March 31, 2011.  Amortization expense of deferred financing costs for the three months ended March 31, 2011 and 2010 was $111,387 and $0, respectively.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$942,720	$1,378,822
Accrued vessel operating expenses	1,433,426	1,529,007
Accrued general and administrative expenses	458,257	437,437
Total	$2,834,403	$3,345,266

12 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2011	December 31, 2010
Fixed assets:
Computer equipment	$43,444	$43,444
Total cost	43,444	43,444
Less: accumulated depreciation	8,029	6,060
Total	$35,415	$37,384

Depreciation expense for fixed assets for the three months ended March 31, 2011 and 2010 was $1,969 and $44, respectively.

13 – REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the three months ended March 31, 2011 was $9,543,488.  Future minimum time charter revenue based on the Baltic Leopard, which is committed to a noncancelable short-term time charter as of March 31, 2011, is expected to be $320,546.  Future minimum time charter revenue for the remaining vessels cannot be estimated, as  these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from May 2011 to July 2014.

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

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, made in connection with the Company’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to directors made following the Company’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vested on March 15, 2011.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of the Company’s restricted stock awards for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	—	—
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at March 31, 2011	454,500	$13.23

The total fair value of shares that vested under the Plan during the three months ended March 31, 2011 and 2010 was $1,131,330 and $0, respectively.

For the three months ended March 31, 2011, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended March 31,
	2011	2010
General, administrative and technical management fees	$944,726	$210,948

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2011, unrecognized compensation cost of $3,980,976 related to nonvested stock will be recognized over a weighted average period of 3.11 years.

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

16 – COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  The Company will also reimburse Genco for its direct and indirect expenses in providing administrative and strategic services as well as for the pro rata portion of the salary and other costs incurred by Genco in employing and compensating internal audit employees who will be made available to the Company on a part-time basis.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of March 31, 2011, the termination payment that would be due to Genco is approximately $30.4 million. Refer to Note 6 – Related Party Transaction for any costs incurred during the three months ended March 31, 2011 and 2010 pursuant to the Management Agreement.

17 – SUBSEQUENT EVENTS

On April 28, 2011, the Company declared a dividend of $0.06 per share to be paid on or about May 20, 2011 to shareholders of record as of May 13, 2011.  The aggregate amount of the dividend is expected to be approximately $1.4 million, which Baltic Trading anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) expectations of our ability to pay dividends on our common stock and Class B stock; (ii) changes in demand or rates in the drybulk shipping industry; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) the adequacy of our insurance arrangements; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xii) the completion of definitive documentation with respect to charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

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

Refer to page 23 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

              We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the three months ended March 31, 2011.  There is no comparable information for the three months ended March 31, 2010 as we had no vessel operations until our first vessel was delivered on April 8, 2010.

For the three months ended March 31, 2011
Fleet Data:
Ownership days (1)
Capesize	180.0
Supramax	360.0
Handysize	270.0

Total	810.0

Available days (2)
Capesize	180.0
Supramax	360.0
Handysize	270.0

Total	810.0

Operating days (3)
Capesize	180.0
Supramax	359.1
Handysize	270.0

Total	809.1

Fleet utilization (4)
Capesize	100.0%
Supramax	99.8%
Handysize	100.0%

Total	99.9%

For the three months ended March 31, 2011

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$8,097
Supramax	13,158
Handysize	11,647

Fleet average	$11,530

Daily vessel operating expenses (6)
Capesize	$4,984
Supramax	5,321
Handysize	4,126

Fleet average	$4,848

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

(5) TCE rates.  We define TCE rates as net voyage revenue (voyage revenues less voyage expenses (including voyage expenses to Parent)) divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

For the three months ended March 31, 2011

Voyage revenues	$9,543,488
Voyage expenses	82,765
Voyage expenses to Parent	121,818
$9,338,905
Total available days	810.0
Total TCE rate	$11,530

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

Operating Data

The following discusses our financial results for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010	Change	% Change

Revenues	$9,543,488	$—	$9,543,488	100.0%

Operating Expenses:
Voyage expenses	82,765	—	82,765	100.0%
Voyage expenses to Parent	121,818	—	121,818	100.0%
Vessel operating expenses	3,926,987	—	3,926,987	100.0%
General, administrative and technical management fees	1,751,542	483,861	1,267,681	262.0%
Management fees to Parent	607,500	—	607,500	100.0%
Depreciation	3,636,911	44	3,636,867	8,265,606.8%

Total operating expenses	10,127,523	483,905	9,643,618	1,992.9%

Operating loss	(584,035)	(483,905)	(100,130)	20.7%
Other (expense) income	(1,114,413)	(26,337)	(1,088,076)	4,131.4%

Net loss before income taxes	(1,698,448)	(510,242)	(1,188,206)	232.9%
Income tax benefit	5,420	—	5,420	100.0%
Net loss	$(1,693,028)	$(510,242)	$(1,182,786)	231.8%
Net loss per share of common and Class B stock:
Net loss per share - Basic	$(0.08)	$(0.09)	$0.01	(11.1)%
Net loss per share - Diluted	$(0.08)	$(0.09)	$0.01	(11.1)%
Dividends declared and paid per share	$0.17	$—	$0.17	100.0%

EBITDA (1)	$3,034,909	$(483,861)	$3,518,770	(727.2)%

(1)
EBITDA represents net income (loss) plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income (loss) to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income (loss), operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the three months ended March 31,
	2011	2010

Net loss	$(1,693,028)	$(510,242)
Net interest expense	1,096,446	26,337
Income tax benefit	(5,420)	—
Depreciation	3,636,911	44

EBITDA (1)	$3,034,909	$(483,861)

(1)	See above for an explanation of EBITDA.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.   We have accrued for estimated taxes from these voyages at March 31, 2011 and December 31, 2010.

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

The following table reflects the current employment of our fleet as of May 3, 2011:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97 % of BSI (4)
Baltic Panther	2009	Oldendorff GMBH and Co. KG. Lubeck	May 2011	95 % of BSI (5)
Baltic Jaguar	2009	Clipper Bulk Shipping N.V., Curacao	May 2011	95 % of BSI (5)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	June 2011	96 % of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)
We have agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI), as reflected in daily reports except for the first 30 days after initial delivery for which hire is based on Baltic Cape C10 at 101.5%.  Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.  The duration is 10.5 to 13.5 months and delivered to Swissmarine on April 30, 2011.

(3)
Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco.  We are not responsible for voyage expenses, including fuel.

(4)
We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports.  Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited.  The duration is 11 to 13.5 months and commenced on April 24, 2011.  The vessel was previously on a time charter with Jaldhi Overseas PTE Ltd, Singapore that began on March 30, 2011 at a fixed rate of $14,250 less a 6.25% brokerage commission, which included the 1.25% commission payable to Genco.

(5)
The rate for the spot market-related time charter is based on 95% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. We are not responsible for voyage expenses, including fuel.

(6)
We have reached an agreement to enter the vessel in a spot market-related time charter based on 96% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5% brokerage commission, which includes the 1.25% commission payable to Genco. We are not responsible for voyage expenses, including fuel.

(7)
The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. We are not responsible for voyage expenses, including fuel.

Three months ended March 31, 2011 and 2010

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

Voyage Revenues

For the three months ended March 31, 2011 and 2010, voyage revenues were $9,543,488 and $0, respectively.  There was no voyage revenue earned during the three months ended March 31, 2010 as our first vessel was delivered during the second quarter of 2010.  The voyage revenues during the three months ended March 31, 2011 consisted primarily of revenue earned on spot market-related time charters.  For the three months ended March 31, 2011, we had 810 ownership days and fleet utilization was 99.9%.

The average Time Charter Equivalent (“TCE”) rate of our fleet was $11,530 a day for the three months ended March 31, 2011.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of May 3, 2011 was trading at 1,292.  The lower index was mainly driven by a deteriorating freight rate environment in the Capesize sector. Supramax and Panamax vessels on the contrary maintained a more stable earnings profile through the cycle as a result of the broader cargo versatility of the vessels and demand strength of minor bulks. Factors contributing to the most recent downturn in rates include a decrease in demand due to disruptions caused by severe floods and other weather related issues in Australia, making it hard for coal and iron ore miners to export cargo to Asia as well as increased deliveries of newbuilding Capesize vessels.

Voyage Expenses

For the three months ended March 31, 2011, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under spot market-related time charters or on short-term time charters (Baltic Leopard only).

For the three months ended March 31, 2011, voyage expenses were $82,765 and consisted primarily of brokerage commission due to third parties.  There were no voyage expenses during the three months ended March 31, 2010 as our first vessel was delivered during the second quarter of 2010.

Voyage Expenses to Parent

Voyage expenses to Parent for the three months ended March 31, 2011 were $121,818.  This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement.  There were no voyage expenses to Parent during the three months ended March 31, 2010 as our first vessel was delivered during the second quarter of 2010.

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

Vessel operating expenses for the three months ended March 31, 2011 were $3,926,987 and daily vessel operating expenses were $4,848.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2011 were $352 below the budgeted rate of $5,200.  There were no vessel operating expenses during the three months ended March 31, 2010 as our first vessel was delivered during the second quarter of 2010.

General, Administrative and Technical Management Fees

For the three months ended March 31, 2011 and 2010, general, administrative and technical management fees were $1,751,542 and $483,861, respectively.  The increase is primarily due to technical management fees paid for the fleet during the first quarter of 2011, additional non-cash compensation costs associated with the issuance of restricted shares, as well as higher legal fees.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 14 – Nonvested Stock Awards in our condensed consolidated financial statements.

Management Fees to Parent

Management fees to Parent for the three months ended March 31, 2011 were $607,500.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  There were no management fees to Parent incurred during the three months ended March 31, 2010 as our first vessel was delivered during the second quarter of 2010.

Depreciation

Depreciation expense increased by $3,636,867 during the three months ended March 31, 2011 as compared to the same period last year as a result of the depreciation associated with our fleet of nine vessels that were delivered during the second to fourth quarters of 2010. Effective January 1, 2011, the estimated salvage value was increased from $175 per lightweight ton to $245 per lightweight ton.  Refer to Note 2 – Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings.  We plan to finance potential future expansions of our fleet primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.  We anticipate that internally generated cash flow will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

        On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below.  See Note 7 – Debt in our condensed consolidated financial statements, for a full description of our 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million.

       Effective November 30, 2010, we entered into an amendment to the 2010 Credit Facility with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB.  Under the terms of the amended 2010 Credit Facility, the commitment amount increased to $150 million from $100 million and the amounts borrowed bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% previously.  The term of the 2010 Credit Facility has been extended to six years from the previous term of four years and the repayment structure has been modified to provide for 11 semi-annual commitment reductions of $5.0 million each with a balloon payment at the end of the facility.  The amended 2010 Credit Facility will expire on November 30, 2016.  In connection with the amendment to the 2010 Credit Facility, we paid an upfront fee of $1.4 million.

  Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes.  At March 31, 2011, we have borrowed $1.5 million of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of March 31, 2011, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million.

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

          Under the collateral maintenance covenant of our 2010 Credit Facility, the aggregate valuations of our vessels pledged under this facility must at least be 140% of the total amount we may borrow.  If our valuations fall below this percentage, we must provide additional acceptable collateral, repay a portion of our borrowings, or permanently reduce the amount we may borrow under the facility to the extent required to restore our compliance with the covenant.

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

                The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss) Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation Cash Available for Distribution

The application of our dividend policy would not have resulted in a dividend for the first quarter of 2011.  However, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.06 per share.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
1st Quarter	$0.06	4/28/2011
FISCAL YEAR ENDED DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	$—	N/A

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2011 was $1.7 million. Net cash provided by operating activities for the three months ended March 31, 2011 was primarily a result of our recorded net loss of $1.7 million, offset by non-cash operating charges relating to depreciation and amortization of $3.6 million and $0.9 million of amortization of non-vested stock compensation expense.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2011 and was related to the purchase of vessels in our fleet.

Net cash used in financing activities for the three months ended March 31, 2011 was $3.9 million and consisted primarily of $3.8 million in cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2011.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement	$101,250,000	$–	$–	$1,250,000	$100,000,000
Interest and borrowing fees	21,091,787	3,018,950	7,761,018	7,241,077	3,070,742
Total	$122,341,787	$3,018,950	$7,761,018	$8,491,077	$103,070,742

Represents the nine-month period ending December 31, 2011.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011 (April 1- December 31, 2011)	$—	—
2012	$1.5	45

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 15 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

We did not incur any drydocking costs during the three months ended March 31, 2011 and 2010.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2010 10-K, with the exception of the accounting policies noted below.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three months ended March 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.1 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at March 31, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2011.  For all of our vessels, the vessel valuations for covenant compliance purposes under our 2010 Credit Facility as of December 31, 2010 were lower than their carrying values at March 31, 2011.  The amount by which the carrying value at March 31, 2011 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.7 million to $10.0 million per vessel.   The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $3.6 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2010	$34,393
Baltic Panther	2009	2010	34,471
Baltic Cougar	2009	2010	34,623
Baltic Jaguar	2009	2010	34,493
Baltic Bear	2010	2010	71,881
Baltic Wolf	2010	2010	71,300
Baltic Wind	2009	2010	33,001
Baltic Cove	2010	2010	33,278
Baltic Breeze	2010	2010	33,797
TOTAL			$381,237

Impairment of long-lived assets

We follow the Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant and Equipment” (“ASC 360-10”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

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

The Company performed an impairment analysis at December 31, 2010 and concluded at December 31, 2010 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.   At December 31, 2010, our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (127% - 390% of carrying value).   Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 24 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2010.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  Specifically, we utilize the rates currently in effect for the duration of their current spot market-related time charters, without assuming additional profit sharing.  For periods of time where our vessels are not fixed on such charters, we utilize an estimated daily time charter equivalent for our vessels based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.   We believe current rates have been driven by short term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis —Results of Operations—Voyage Revenues.”

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days  over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels' maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $175 per light weight ton.  Effective January 1, 2011, the salvage value was increased to $245 per light weight ton which results in a decrease in annual depreciation expense.  Refer to “Vessels and Depreciation” section above for further information.

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

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that will provide us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $253,125 in interest expense for the three months ended March 31, 2011.

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

DATE: May 10, 2011
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

  (Remainder of page left intentionally blank)

Exhibit 31.1

CERTIFICATION

I, John C. Wobensmith, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Baltic Trading Limited;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ John C. Wobensmith
Name: John C. Wobensmith
Date: May 10, 2011	Title: President and Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Baltic Trading Limited’s (the “Company”) quarterly report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President and Chief Financial Officer of the Company, hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2011	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President and Chief Financial Officer

The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.