Form 10-Q
period 2011-06-30
Baltic Trading Ltd
filed 2011-08-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒    No   ☐

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

Yes   ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2011: common stock, $0.01 per share — 16,896,000 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of June 30, 2011
and December 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$3,854,828	$5,796,862
Due from charterers, net of a reserve of $52,408 and $36,968, respectively	855,481	666,007
Prepaid expenses and other current assets	2,990,740	2,392,838
Total current assets	7,701,049	8,855,707

Noncurrent assets:
Vessels, net of accumulated depreciation of $14,666,238 and $7,352,729, respectively	377,661,824	384,590,337
Fixed assets, net of accumulated depreciation of $13,228 and $6,060, respectively	30,216	37,384
Deferred financing costs, net of accumulated amortization of $502,207 and $269,976, respectively	2,525,233	2,670,290
Total noncurrent assets	380,217,273	387,298,011

Total assets	$387,918,322	$396,153,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,386,312	$3,345,266
Deferred revenue	281,037	385,288
Due to Parent	255,504	1,738,004
Total current liabilities	2,922,853	5,468,558

Noncurrent liabilities:
Long-term debt	101,250,000	101,250,000
Total noncurrent liabilities:	101,250,000	101,250,000

Total liabilities	104,172,853	106,718,558

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 16,896,000 and 16,883,500 shares at June 30, 2011 and December 31, 2010, respectively	168,960	168,835
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at June 30, 2011 and December 31, 2010	56,991	56,991
Additional paid-in capital	284,681,336	288,095,548
Retained (deficit) earnings	(1,161,818)	1,113,786
Total shareholders’ equity	283,745,469	289,435,160

Total liabilities and shareholders’ equity	$387,918,322	$396,153,718

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$9,914,090	$6,990,763	$19,457,578	$6,990,763

Operating expenses:
Voyage expenses	(388,460)	59,499	(305,695)	59,499
Voyage expenses to Parent	128,282	90,925	250,100	90,925
Vessel operating expenses	3,779,926	1,325,335	7,706,913	1,325,335
General, administrative, and technical management fees	1,294,383	1,417,937	3,045,925	1,901,798
Management fees to Parent	614,250	207,750	1,221,750	207,750
Depreciation	3,683,766	1,239,502	7,320,677	1,239,545
Other operating income	—	(206,000)	—	(206,000)

Total operating expenses	9,112,147	4,134,948	19,239,670	4,618,852

Operating income	801,943	2,855,815	217,908	2,371,911

Other (expense) income:
Other expense	(16,340)	—	(34,306)	—
Interest income	1,208	139,794	3,741	162,069
Interest expense	(1,111,865)	(393,697)	(2,210,844)	(442,308)

Other expense, net	(1,126,997)	(253,903)	(2,241,409)	(280,239)

(Loss) income before income taxes	(325,054)	2,601,912	(2,023,501)	2,091,672
Income tax expense	(27,873)	—	(22,454)	—

Net (loss) income	$(352,927)	$2,601,912	$(2,045,955)	$2,091,672

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share-basic	$(0.02)	$0.12	$(0.09)	$0.15
Net (loss) income per share-diluted	$(0.02)	$0.12	$(0.09)	$0.15
Dividends declared and paid per share of common and Class B Stock	$0.06	$—	$0.23	$—

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	Retained Earnings (Deficit)	Total
Balance — January 1, 2011	$168,835	$56,991	$288,095,548	$1,113,786	$289,435,160

Net loss				(2,045,955)	(2,045,955)

Cash dividends declared ($0.23 per share)			(4,965,096)	(229,649)	(5,194,745)

Issuance of 12,500 shares of nonvested common stock	125		(125)		—

Nonvested stock amortization			1,551,009		1,551,009

Balance — June 30, 2011	$168,960	$56,991	$284,681,336	$(1,161,818)	$283,745,469

	Capital Stock	Common Stock Par Value	Class B Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
Balance — January 1, 2010	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					2,091,672	2,091,672

Capital contribution from Genco for exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Issuance of 16,300,000 shares of common stock		163,000		210,231,788		210,394,788

Issuance of 478,500 shares of nonvested common stock		4,785		(4,785)		—

Nonvested stock amortization				1,093,423		1,093,423

Balance — June 30, 2010	$—	$167,785	$56,991	$286,263,436	$2,075,852	$288,564,064

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,045,955)	$2,091,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,320,677	1,239,545
Amortization of deferred financing costs	232,231	70,714
Amortization of nonvested stock compensation expense	1,551,009	1,093,423
Change in assets and liabilities:
Increase in due from charterers	(189,474)	(758,662)
Increase in prepaid expenses and other current assets	(597,902)	(1,500,571)
Decrease in accounts payable and accrued expenses	(383,942)	(584,891)
(Decrease) increase in due to Parent	(404,067)	1,719,594
(Decrease) increase in deferred revenue	(104,251)	277,684

Net cash provided by operating activities	5,378,326	3,648,508

Cash flows from investing activities:
Purchase of vessels, including deposits	(1,986,054)	(238,457,425)
Purchase of other fixed assets	—	(24,000)
Deposits of restricted cash	—	(12,000,000)

Net cash used in investing activities	(1,986,054)	(250,481,425)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	9,975,000
Capital contribution from Parent	—	75,000,000
Cash dividends paid	(5,195,645)	—
Proceeds from issuance of common stock	—	214,508,000
Payments of common stock issuance costs	—	(4,078,177)
Payment of deferred financing costs	(138,661)	(1,315,722)

Net cash (used in) provided by financing activities	(5,334,306)	294,089,101

Net (decrease) increase in cash and cash equivalents	(1,942,034)	47,256,184

Cash and cash equivalents at beginning of period	5,796,862	1

Cash and cash equivalents at end of period	$3,854,828	$47,256,185

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

At June 30, 2011, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of June 30, 2011 and December 31, 2010, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.22% and 25.24% ownership interest in the Company, respectively, and 83.50% and 83.51% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Vessels, net

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three and six months ended June 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $85,855 and $170,766, respectively.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended June 30, 2011 and 2010, the Company had United States operations which resulted in United States source income of $1,393,636 and $0, respectively.  The Company’s estimated United States income tax expense for the three months ended June 30, 2011 was $27,873.  Additionally, during the six months ended June 30, 2011 and 2010, the Company had United States operations which resulted in United States source income of $2,456,699 and $0, respectively. The Company’s estimated United States income tax expense for the six months ended June 30, 2011 was $22,454.

Voyage expense recognition

In spot market-related time charters and time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a spot market-related time charter or time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net (gains)/losses of ($518,468) and $48,618 during the three months ended June 30, 2011 and 2010, respectively, and ($520,717) and $48,618 during the six months ended June 30, 2011 and 2010, respectively.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $583,856 for the purchase of vessels, including deposits.

For the six months ended June 30, 2010, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $2,136,982 for the purchase of vessels, including deposits and $15,644 for the purchase of other fixed assets.  Additionally, for the six months ended June 30, 2010, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $229,180 associated with deferred financing fees and $35,037 associated with the payment of common stock issuance costs related to the IPO of the Company.

During the six months ended June 30, 2011 and 2010, cash paid for interest, net of amount capitalized, was $1,991,668 and $353,838, respectively.

During the six months ended June 30, 2011 and 2010, cash paid for estimated income taxes was $50,896 and $0, respectively.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 12,500 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $86,500.

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

4 - NET (LOSS) INCOME PER COMMON AND CLASS B SHARES

The computation of net (loss) income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 10 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 467,000 nonvested shares outstanding at June 30, 2011 (see Note 10 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

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

	Three Months Ended June 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(262,031)	$(90,896)

Denominator:
Weighted-average shares outstanding	16,429,000	5,699,088

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share:
Numerator:
Allocation of loss	$(262,031)	$(90,896)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(432,841)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	341,945	—
Allocation of loss	$(352,927)	$(90,896)

Denominator:
Weighted-average shares outstanding used in basic computation	16,429,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,128,088	5,699,088

Diluted net loss per share	$(0.02)	$(0.02)

	Three Months Ended June 30, 2010
	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$1,927,860	$674,052

Denominator:
Weighted-average shares outstanding	16,300,000	5,699,088

Basic net income per share	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$1,927,860	$674,052
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	674,052	—
Reallocation of undistributed earnings to Class B shares	—	(222)
Allocation of earnings	$2,601,912	$673,830

Denominator:
Weighted-average shares outstanding used in basic computation	16,300,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—
Dilutive effect of nonvested stock awards	7,244	—

Weighted-average shares outstanding, diluted	22,006,332	5,699,088

Diluted net income per share	$0.12	$0.12

	Six Months Ended June 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,517,778)	$(528,177)

Denominator:
Weighted-average shares outstanding	16,376,972	5,699,088

Basic net loss per share	$(0.09)	$(0.09)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,517,778)	$(528,177)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,838,967)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,310,790	—
Allocation of loss	$(2,045,955)	$(528,177)

Denominator:
Weighted-average shares outstanding used in basic computation	16,376,972	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,076,060	5,699,088

Diluted net loss per share	$(0.09)	$(0.09)

	Six Months Ended June 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,525,325	$566,347

Denominator:
Weighted-average shares outstanding	34	10,176,243	3,778,401

Basic net income per share	$—	$0.15	$0.15

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$—	$1,525,325	$566,347
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	566,347	—
Reallocation of undistributed earnings to Class B shares	—	—	(148)
Allocation of earnings	$—	$2,091,672	$566,199

Denominator:
Weighted-average shares outstanding used in basic computation	34	10,176,243	3,778,401
Add:
Conversion of Class B to common shares	—	3,778,401	—
Dilutive effect of nonvested stock awards	—	3,642	—

Weighted-average shares outstanding, diluted	34	13,958,286	3,778,401

Diluted net income per share	$—	$0.15	$0.15

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage Expenses to Parent and Management Fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the six months ended June 30, 2011 and 2010, the Company incurred legal services aggregating $0 and $130,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2011 and December 31, 2010, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the six months ended June 30, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $401,254 and $217,004, respectively.  At June 30, 2011 and December 31, 2010, $0 and $137,993 remained outstanding to Aegean, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred other expenditures totaling $2,985 and $0, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.   At June 30, 2011 and December 31, 2010, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.   For the six months ended June 30, 2011 and 2010, the Company incurred internal audit service fees of $10,919 and $13,875, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 12 — Commitments and Contingencies for further information regarding the Management Agreement).  At June 30, 2011 and December 31, 2010, the amount due to Genco from the Company was $2,879 and $14,763, respectively, for such services and is included in due to Parent.

During the six months ended June 30, 2011 and 2010, Genco, the Company’s parent, incurred costs of $48,244 and $141,935 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At June 30, 2011, the amount due to the Company from Genco was $7,808 and at December 31, 2010, the amount due to Genco from the Company was $68,572, for such costs and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the six months ended June 30, 2011 and 2010, the Company incurred costs of $1,471,850 and $2,428,675 pursuant to the Management Agreement.  At June 30, 2011, the amount due to Genco of $260,433 included $202,500 of technical service fees and $57,933 of commercial service fees.  At December 31, 2010 the amount due to Genco of $1,654,669 included $1,044,500 of sales and purchase fees, $411,750 of technical service fees and $198,419 of commercial service fees.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000,000 to $150,000,000.  As of June 30, 2011, total available working capital borrowings were $23,500,000 as $1,500,000 was drawn down during 2010 for working capital purposes.  As of June 30, 2011, $43,750,000 remained available under the 2010 Credit Facility as the total commitment under this facility decreased by $5,000,000 from $150,000,000 to $145,000,000 on May 31, 2011.

As of June 30, 2011, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250,000 at June 30, 2011 under the 2010 Credit Facility:

Period Ending December 31,	Total

2011 (July 1, 2011 — December 31, 2011)	$—
2012	—
2013	—
2014	—
2015	1,250,000
Thereafter	100,000,000

Total debt	$101,250,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective Interest Rate (excluding impact of unused commitment fees)	3.29%	3.60%	3.30%	3.60%
Range of Interest Rates (excluding impact of unused commitment fees)	3.25% to 3.31%	3.60% to 3.60%	3.25% to 3.31%	3.60% to 3.60%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$3,854,828	$5,796,862
Floating rate debt	101,250,000	101,250,000

The fair value of floating rate debt under the 2010 Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at June 30, 2011 and December 31, 2010 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$706,855	$1,378,822
Accrued vessel operating expenses	1,308,844	1,529,007
Accrued general and administrative expenses	370,613	437,437

Total	$2,386,312	$3,345,266

9 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the three and six months ended June 30, 2011 was $9,914,090 and $19,457,578, respectively.  Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the three and six months ended June 30, 2010 was $6,990,763 for both periods.  Future minimum time charter revenue for the Company’s vessels cannot be estimated as the vessels are currently on spot market-related time charters, and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from September 2011 to July 2014.

10 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s restricted stock awards for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	12,500	6.92
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at June 30, 2011	467,000	$13.06

The total fair value of shares that vested under the Plan during the six months ended June 30, 2011 and 2010 was $1,131,330 and $0, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General, administrative and technical management fees	$606,283	$882,475	$1,551,009	$1,093,423

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2011, unrecognized compensation cost of $3,461,193 related to nonvested stock will be recognized over a weighted-average period of 2.81 years.

11 - LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.  The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

12 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of June 30, 2011, the termination payment that would be due to Genco is approximately $30.4 million. Refer to Note 5 — Related Party Transactions for any costs incurred during the six months ended June 30, 2011 and 2010 pursuant to the Management Agreement.

13 - SUBSEQUENT EVENTS

On July 25, 2011, the Company declared a dividend of $0.10 per share to be paid on or about August 12, 2011 to shareholders of record as of August 5, 2011.  The aggregate amount of the dividend is expected to be approximately $2.3 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

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

Refer to page 22 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and six months ended June 30, 2011.

	For the Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	182.0	47.6	134.4	282.4%
Supramax	364.0	227.2	136.8	60.2%
Handysize	273.0	—	273.0	100.0%

Total	819.0	274.8	544.2	198.0%

Available days (2)
Capesize	182.0	46.7	135.3	289.7%
Supramax	364.0	219.9	144.1	65.5%
Handysize	273.0	—	273.0	100.0%

Total	819.0	266.6	552.4	207.2%

Operating days (3)
Capesize	182.0	45.1	136.9	303.5%
Supramax	360.6	218.8	141.8	64.8%
Handysize	273.0	—	273.0	100.0%

Total	815.6	263.9	551.7	209.1%

Fleet utilization (4)
Capesize	100.0%	96.6%	3.4%	3.5%
Supramax	99.1%	99.5%	(0.4)%	(0.4)%
Handysize	100.0%	—	100.0%	100.0%
Fleet average	99.6%	99.0%	0.6%	0.6%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$9,536	$37,954	$(28,418)	(74.9)%
Supramax	13,807	23,044	(9,237)	(40.1)%
Handysize	12,502	—	12,502	100.0%

Fleet average	12,423	25,657	(13,234)	(51.6)%

Daily vessel operating expenses (6)
Capesize	$5,193	$4,493	$700	15.6%
Supramax	4,749	4,892	(143)	(2.9)%
Handysize	4,053	—	4,053	100.0%

Fleet average	4,615	4,823	(208)	(4.3)%

	For the Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	362.0	47.6	314.4	660.5%
Supramax	724.0	227.2	496.8	218.7%
Handysize	543.0	—	543.0	100.0%

Total	1,629.0	274.8	1,354.2	492.8%

Available days (2)
Capesize	362.0	46.7	315.3	675.2%
Supramax	724.0	219.9	504.1	229.2%
Handysize	543.0	—	543.0	100.0%

Total	1,629.0	266.6	1,362.4	511.0%

Operating days (3)
Capesize	362.0	45.1	316.9	702.7%
Supramax	719.7	218.8	500.9	228.9%
Handysize	543.0	—	543.0	100.0%

Total	1,624.7	263.9	1,360.8	515.6%

Fleet utilization (4)
Capesize	100.0%	96.6%	3.4%	3.5%
Supramax	99.4%	99.5%	(0.1)%	(0.1)%
Handysize	100.0%	—	100.0%	100.0%
Fleet average	99.7%	99.0%	0.7%	0.7%

	For the Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$8,820	$37,954	$(29,134)	(76.8)%
Supramax	13,484	23,044	(9,560)	(41.5)%
Handysize	12,077	—	12,077	100.0%

Fleet average	11,979	25,657	(13,678)	(53.3)%

Daily vessel operating expenses (6)
Capesize	$5,089	$4,493	$596	13.3%
Supramax	5,033	4,892	141	2.9%
Handysize	4,089	—	4,089	100.0%

Fleet average	4,731	4,823	(92)	(1.9)%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Voyage revenues	$9,914,090	$6,990,763	$19,457,578	$6,990,763
Voyage expenses	(388,460)	59,499	(305,695)	59,499
Voyage expenses to Parent	128,282	90,925	250,100	90,925
	$10,174,268	$6,840,339	19,513,173	$6,840,339
Total available days	819.0	266.6	1,629.0	266.6
Total TCE rate	$12,423	$25,657	$11,979	$25,657

(6) Daily vessel operating expenses.  We define daily vessel operating expenses (“DVOE”) as vessel operating expenses divided by ownership days for the period.  Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Operating Data

The following discusses our financial results for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011	2010	Change	% Change

Revenues	$9,914,090	$6,990,763	$2,923,327	41.8%

Operating Expenses:
Voyage expenses	(388,460)	59,499	(447,959)	(752.9)%
Voyage expenses to Parent	128,282	90,925	37,357	41.1%
Vessel operating expenses	3,779,926	1,325,335	2,454,591	185.2%
General, administrative and technical management fees	1,294,383	1,417,937	(123,554)	(8.7)%
Management fees to Parent	614,250	207,750	406,500	195.7%
Depreciation	3,683,766	1,239,502	2,444,264	197.2%
Other operating income	—	(206,000)	206,000	(100.0)%

Total operating expenses	9,112,147	4,134,948	4,977,199	120.4%

Operating income	801,943	2,855,815	(2,053,872)	(71.9)%
Other expense	(1,126,997)	(253,903)	(873,094)	343.9%

(Loss) income before income taxes	(325,054)	2,601,912	(2,926,966)	(112.5)%
Income tax expense	(27,873)	—	(27,873)	100.0%
Net (loss) income	$(352,927)	$2,601,912	$(2,954,839)	(113.6)%
Net (loss) income per share of common and Class B stock:
Net (loss) income per share - Basic	$(0.02)	$0.12	$(0.14)	(116.7)%
Net (loss) income per share - Diluted	$(0.02)	$0.12	$(0.14)	(116.7)%
Dividends declared and paid per share	$0.06	$—	$0.06	100.0%

EBITDA (1)	$4,469,369	$4,095,317	$374,052	9.1%

	For the Six Months Ended June 30,
	2011	2010	Change	% Change

Revenues	$19,457,578	$6,990,763	$12,466,815	178.3%

Operating Expenses:
Voyage expenses	(305,695)	59,499	(365,194)	(613.8)%
Voyage expenses to Parent	250,100	90,925	159,175	175.1%
Vessel operating expenses	7,706,913	1,325,335	6,381,578	481.5%
General, administrative and technical management fees	3,045,925	1,901,798	1,144,127	60.2%
Management fees to Parent	1,221,750	207,750	1,014,000	488.1%
Depreciation	7,320,677	1,239,545	6,081,132	490.6
Other operating income	—	(206,000)	206,000	(100.0)%

Total operating expenses	19,239,670	4,618,852	14,620,818	316.5%

Operating income	217,908	2,371,911	(2,154,003)	(90.8)%
Other expense	(2,241,409)	(280,239)	(1,961,170)	699.8%

(Loss) income before income taxes	(2,023,501)	2,091,672	(4,115,173)	(196.7)%
Income tax expense	(22,454)	—	(22,454)	100.0%
Net (loss) income	$(2,045,955)	$2,091,672	$(4,137,627)	(197.8)%
Net (loss) income per share of common and Class B stock:
Net (loss) income per share - Basic	$(0.09)	$0.15	$(0.24)	(160.0)%
Net (loss) income per share - Diluted	$(0.09)	$0.15	$(0.24)	(160.0)%
Dividends declared and paid per share	$0.23	$—	$0.23	100.0%

EBITDA (1)	$7,504,279	$3,611,456	$3,892,823	107.8%

(1)         EBITDA represents net income (loss) plus net interest expense, taxes and depreciation.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income (loss) to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income (loss), operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net (loss) income	$(352,927)	$2,601,912	$(2,045,955)	$2,091,672
Net interest expense	1,110,657	253,903	2,207,103	280,239
Income tax expense	27,873	—	22,454	—
Depreciation	3,683,766	1,239,502	7,320,677	1,239,545

EBITDA (1)	$4,469,369	$4,095,317	$7,504,279	$3,611,456

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.   We have accrued for estimated taxes from these voyages at June 30, 2011 and December 31, 2010.

We expect that our financial results will be largely driven by the following factors:

•                  the number of vessels in our fleet and their charter rates;

•                  the number of days that our vessels are utilized and not subject to drydocking, special surveys or otherwise off-hire; and

•                  our ability to control our fixed and variable expenses, including our ship management fees, our operating costs and our general, administrative and other expenses, including insurance.  Operating costs may vary from month to month depending on a number of factors, including the timing of purchases of lube oil, crew changes and delivery of spare parts.

The following table reflects the current employment of our fleet as of August 9, 2011:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2011	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2012	97% of BSI (4)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

(1) The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2) We have agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI). Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco. The duration is 10.5 to 13.5 months. The vessel was delivered to charterers on May 1, 2011.

(3) Under the terms of the agreements, the rate for the spot market-related time charter is based on the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco. We are not responsible for voyage expenses, including fuel.

(4) We have reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The duration of both is 11 to 13.5 months with the Baltic Leopard beginning on April 24, 2011 and the Baltic Jaguar beginning on June 7, 2011.

(5) We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports. The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel delivered to its new charterer on May 21, 2011.

(6) We have agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco. The duration is 11 to 13.5 months and is to commence on or about September 14, 2011 when the maximum period of the initial time charter with AMN Bulkcarriers Inc., is scheduled to be completed.

(7) The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

Three months ended June 30, 2011 and 2010

VOYAGE REVENUES-

For the three months ended June 30, 2011 and 2010, voyage revenues were $9,914,090 and $6,990,763, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during the second quarter of 2011.

The average TCE rate of our fleet was $12,423 a day for the three months ended June 30, 2011 as compared to $25,657 for the three months ended June 30, 2010.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the second quarter of 2011 versus the second quarter of 2010.  Reduced cargo availability in April and May due to weather related events that occurred in the first quarter of 2011, coupled with continued deliveries of newbuilding vessels, were the main contributors of reduced rates which affected the earnings of our vessels. The effect of these contributors was offset by increased scrapping of older tonnage and the return of iron ore and coal cargoes in June of this year.

For the three months ended June 30, 2011 and 2010, we had 819.0 and 274.8 ownership days, respectively.  The increase in ownership days is a result of the delivery of four vessels during the third and fourth quarter of 2010, as well as a full quarter of operations during 2011 for the five vessels delivered during the second quarter of 2010.  Fleet utilization remained relatively stable at 99.6% and 99.0% during the three months ended June 30, 2011 and 2010, respectively.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of July 21, 2011 was at 1,325.  The lower index was mainly driven by a deteriorating freight rate environment in the Capesize sector. Supramax and Panamax vessels experienced less volatility through the cycle as a result of the broader cargo versatility of the vessels and demand strength of minor bulks.  Reduced cargo availability in April and May due to weather related events that occurred in the first quarter of 2011, coupled with continued deliveries of newbuilding vessels were the main contributors of reduced rates, which affected the earnings of our vessels trading on spot market-related charters. The effect of these contributors was slightly offset by increased scrapping of older tonnage and the return of iron ore and coal cargoes in June of this year.

VOYAGE EXPENSES-

For the three months ended June 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under spot market-related time charters or on short-term time charters.

For the three months ended June 30, 2011 and 2010, voyage expenses were ($388,460) and $59,499, respectively, and consisted of brokerage commission due to third parties. The large variance in voyage expenses is a result of the delivery of four vessels during the third and fourth quarter of 2010, as well as a full quarter of operations for the five vessels delivered during the second quarter of 2010.  This increase was offset by net gains related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters amounting to $518,468 for the three months ended June 30, 2011.   During the three months ended June 30, 2010, there were net losses related to bunker fuel in the amount of $48,618.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $37,357 during the three months ended June 30, 2011 as compared to the same period last year.  This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement.  The increase was a result of the growth of the fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2,454,591 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily a result of the expansion of our fleet.

Daily vessel operating expenses decreased to $4,615 per vessel per day during the three months ended June 30, 2011 from $4,823 per vessel per day during the three months ended June 30, 2010.  The decrease in daily vessel operating expenses is due to a decrease in crew expenses offset by increases in spare parts, repairs and maintenance and stores expenses. We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2011 were $585 below the budgeted rate.  Based on our expenses to date for the year, we expect DVOE for the second half of 2011 to be $5,000.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended June 30, 2011 and 2010, general, administrative and technical management fees were $1,294,383 and $1,417,937, respectively.  The decrease is primarily a result of a decrease in non-cash compensation costs associated with the issuance of restricted shares.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The decrease in non-cash compensation costs was partially offset by higher management fees related to the operation of a larger fleet.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended June 30, 2011 and 2010 were $614,250 and $207,750, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase is due to the operation of a larger fleet.

DEPRECIATION-

Depreciation expense increased by $2,444,264 during the three months ended June 30, 2011 as compared to the same period last year as a result of the increase in the size of our fleet.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $85,855.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

During the three months ended June 30, 2010, we recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.  There was no such income recorded during the three months ended June 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2011 and 2010, net interest expense was $1,110,657 and $253,903, respectively.  The increase in net interest expense was primarily a result of the drawdown of additional debt due to the expansion of our fleet during the second half of 2010.  The net interest expense during the three months ended June 30, 2011 consisted of interest expense and unused commitment fees related to our 2010 Credit Facility.  Additionally, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances were recorded during the three months ended June 30, 2011.   The net interest expense during the three months ended June 30, 2010 consisted primarily of unused commitment fees on the 2010 Credit Facility as the first drawdown on the 2010 Credit Facility was made on June 9, 2010.  Additionally, the balance consisted of interest income earned on our cash balances as well as the amortization of deferred financing fees.

INCOME TAX EXPENSE-

For the three months ended June 30, 2011 and 2010, income tax expense was $27,873 and $0, respectively.  During the three months ended June 30, 2011, we had United States operations which resulted in United States source income of $1,393,636, which resulted in income tax expense of $27,873.  There was no income tax expense during the three months ended June 30, 2010 as there was no United States source income earned.

Six months ended June 30, 2011 and 2010

VOYAGE REVENUES-

For the six months ended June 30, 2011 and 2010, voyage revenues were $19,457,578 and $6,990,763, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during the six months ended June 30, 2011.

The average TCE rate of our fleet was $11,979 a day for the six months ended June 30, 2011 as compared to $25,657 for the six months ended June 30, 2010.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the six months ended June 30, 2011 versus the same period during 2010.

For the six months ended June 30, 2011 and 2010, we had 1,629.0 and 274.8 ownership days, respectively.  The increase in ownership days is a result of the delivery of four vessels during the third and fourth quarter of 2010, as well as six full months of operations for the five vessels delivered during the second quarter of 2010.  Fleet utilization remained relatively stable at 99.7% and 99.0% during the six months ended June 30, 2011 and 2010, respectively.

VOYAGE EXPENSES-

For the six months ended June 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under spot market-related time charters or on short-term time charters.

For the six months ended June 30, 2011 and 2010, voyage expenses were ($305,695) and $59,499, respectively, and consisted of brokerage commission due to third parties.  The large variance in voyage expenses is a result of the delivery of four vessels during the third and fourth quarter of 2010, as well as six full months of operations for the five vessels delivered during the second quarter of 2010.  This increase was offset by net gains related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters amounting to $520,717.   During the six months ended June 30, 2010, there were net losses related to bunker fuel in the amount of $48,618.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $159,175 during the six months ended June 30, 2011 as compared to the same period last year.  This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement.  The increase was a result of the growth of the fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $6,381,578 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The increase was primarily a result of the expansion of our fleet.

Daily vessel operating expenses decreased to $4,731 per vessel per day during the six months ended June 30, 2011 from $4,823 per vessel per day during the six months ended June 30, 2010.  The decrease in daily vessel operating expenses is due to a decrease in crew expenses offset by increases in spare parts, repairs and maintenance and stores expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2011 were $469 below the budgeted rate.  Based on our expenses to date for the year, we expect DVOE for the second half of 2011 to be $5,000.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the six months ended June 30, 2011 and 2010, general, administrative and technical management fees were $3,045,925 and $1,901,798, respectively.  The increase is primarily a result of an increase in non-cash compensation costs associated with the issuance of restricted shares.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and technical management fees was also a result of higher management fees related to the operation of a larger fleet.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the six months ended June 30, 2011 and 2010 were $1,221,750 and $207,750, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase is due to the operation of a larger fleet.

DEPRECIATION-

Depreciation expense increased by $6,081,132 during the six months ended June 30, 2011 as compared to the same period last year as a result of the increase in the size of our fleet.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $170,766.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

During the six months ended June 30, 2010, we recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.  There was no such income recorded during the six months ended June 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2011 and 2010, net interest expense was $2,207,103 and $280,239, respectively.  The increase in net interest expense was primarily a result of the drawdown of additional debt due to the expansion of our fleet.  The net interest expense during the six months ended June 30, 2011 consisted of interest expense and unused commitment fees related to our 2010 Credit Facility.  Additionally, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances were recorded during the six months ended June 30, 2011.   The net interest expense during the six months ended June 30, 2010 consisted primarily of unused commitment fees on the 2010 Credit Facility as the first drawdown on the 2010 Credit Facility was made on June 9, 2010.  Additionally, the balance consisted of interest income earned on our cash balances as well as the amortization of deferred financing fees.

INCOME TAX EXPENSE-

For the six months ended June 30, 2011 and 2010, income tax expense was $22,454 and $0, respectively.  During the six months ended June 30, 2011, we had United States operations which resulted in United States source income of $2,456,699, which resulted in income tax expense of $22,454.  There was no income tax expense during the six months ended June 30, 2010 as there was no United States source income earned.

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

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below.  See Note 6 — Debt in our condensed consolidated financial statements, for a full description of our 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million which has been capitalized as Deferred Financing Costs in the condensed consolidated balance sheets.

Effective November 30, 2010, we entered into an amendment to the 2010 Credit Facility with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB.  Under the terms of the amended 2010 Credit Facility, the commitment amount increased to $150 million from $100 million and the amounts borrowed bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% previously.  The term of the 2010 Credit Facility has been extended to six years from the previous term of four years and the repayment structure has been modified to provide for 11 semi-annual commitment reductions of $5.0 million each with a balloon payment at the end of the facility.  The amended 2010 Credit Facility will expire on November 30, 2016.  In connection with the amendment to the 2010 Credit Facility, we paid an upfront fee of $1.4 million which has been capitalized as Deferred Financing Costs in the condensed consolidated balance sheets.

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes.  At June 30, 2011, we have borrowed $1.5 million of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of June 30, 2011, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million.  Additionally, as of June 30, 2011, $43.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased by $5 million on May 31, 2011 to $145 million from $150 million.

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

As of June 30, 2011, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss) Less Fleet Related Capital Maintenance Expenditures Plus Non-Cash Compensation
Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend for the second quarter of 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.10 per share.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011
FISCAL YEAR ENDED DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	$—	N/A

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was $5.4 million and $3.6 million respectively. The increase in cash provided by operating activities was primarily due to the increase in the size of our fleet. Lower net income was reported for the first half of 2011, which resulted primarily from lower charter rates achieved in the 2011 period versus the same period last year for the vessels in our fleet. Cash flows from operations were impacted by lower net income for the six months ended June 30, 2011 as compared to June 30, 2010 which was offset by significantly higher depreciation and amortization due to the operation of a larger fleet.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2011 due to the purchase of vessels in our fleet including deposits. For the six month period ended June 30, 2010, cash used in investing activities was $250.5 million and primarily related to the purchase of the vessels in our initial fleet.

Net cash used in financing activities for the six months ended June 30, 2011 was $5.3 million and consisted primarily of $5.2 million in cash dividends paid. For the six months ending June 30, 2010, cash provided by financing activities were $294.1 million and primarily consisted of $214.5 million of proceeds from the issuance of common stock, $75.0 million of capital contributions from Genco, and $10.0 million of proceeds from the 2010 Credit Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2011.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement	$101,250,000	$—	$—	$1,250,000	$100,000,000
Interest and borrowing fees	19,741,207	1,980,360	7,632,869	7,113,173	3,014,805
Total	$120,991,207	$1,980,360	$7,632,869	$8,363,173	$103,014,805

(1)          Represents the six-month period ending December 31, 2011.

Interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2012 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2011 (July 1- December 31, 2011)	$—	—
2012	$1.5	45

The costs reflected are estimates based on drydocking our vessels in China.  We estimate that each drydock will result in 15 days of off-hire.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

We did not incur any drydocking costs during the three and six months ended June 30, 2011 and 2010.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three and six months ended June 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.1 million and $0.2 million, respectively.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2010 10-K. We have never sold any of our vessels.

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at June 30, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2011.  For all of our vessels, the vessel valuations for covenant compliance purposes under our 2010 Credit Facility as of June 30, 2011 were lower than their carrying values at June 30, 2011.  The amount by which the carrying value at June 30, 2011 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $5.7 million to $20.7 million per vessel.   The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.3 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2010	$34,051
Baltic Panther	2009	2010	34,129
Baltic Cougar	2009	2010	34,280
Baltic Jaguar	2009	2010	34,177
Baltic Bear	2010	2010	71,208
Baltic Wolf	2010	2010	70,664
Baltic Wind	2009	2010	32,670
Baltic Cove	2010	2010	32,958
Baltic Breeze	2010	2010	33,525
TOTAL			$377,662

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $509,063 in interest expense for the six months ended June 30, 2011.

Currency and exchange rates risk

The international shipping industry’s functional currency is the U.S. Dollar. We expect that virtually all of our revenues and most of our operating costs will be in U.S. Dollars. We expect to incur certain operating expenses in currencies other than the U.S. dollar, and we expect the foreign exchange risk associated with these operating expenses to be immaterial.

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

PART II:                  OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.   The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.*

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Filed with this report.

(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: August 9, 2011	By: /s/ John C. Wobensmith
John C. Wobensmith President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.*

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Filed with this report.

(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(Remainder of page left intentionally blank)