Form 10-Q
period 2011-09-30
Baltic Trading Ltd
filed 2011-11-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34648

BALTIC TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0637837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011: common stock, $0.01 per share — 16,896,000 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of September 30, 2011

and December 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$5,296,373	$5,796,862
Due from charterers, net of a reserve of $47,884 and $36,968, respectively	1,159,611	666,007
Prepaid expenses and other current assets	2,585,636	2,392,838
Total current assets	9,041,620	8,855,707

Noncurrent assets:
Vessels, net of accumulated depreciation of $18,386,618 and $7,352,729, respectively	373,939,771	384,590,337
Fixed assets, net of accumulated depreciation of $16,871 and $6,060, respectively	26,573	37,384
Deferred financing costs, net of accumulated amortization of $619,600 and $269,976, respectively	2,407,840	2,670,290
Total noncurrent assets	376,374,184	387,298,011

Total assets	$385,415,804	$396,153,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,828,882	$3,345,266
Deferred revenue	152,892	385,288
Due to Parent	270,568	1,738,004
Total current liabilities	2,252,342	5,468,558

Noncurrent liabilities:
Long-term debt	101,250,000	101,250,000
Total noncurrent liabilities:	101,250,000	101,250,000

Total liabilities	103,502,342	106,718,558

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 16,896,000 and 16,883,500 shares at September 30, 2011 and December 31, 2010, respectively	168,960	168,835
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at September 30, 2011 and December 31, 2010	56,991	56,991
Additional paid-in capital	283,044,569	288,095,548
(Deficit) retained earnings	(1,357,058)	1,113,786
Total shareholders’ equity	281,913,462	289,435,160

Total liabilities and shareholders’ equity	$385,415,804	$396,153,718

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$10,897,511	$10,406,663	$30,355,089	$17,397,426

Operating expenses:
Voyage expenses	182,490	48,214	(123,204)	107,713
Voyage expenses to Parent	139,306	138,640	389,406	229,565
Vessel operating expenses	4,047,375	2,722,373	11,754,288	4,047,708
General, administrative, and technical management fees	1,269,205	1,417,195	4,315,130	3,318,994
Management fees to Parent	621,000	417,750	1,842,750	625,500
Depreciation	3,724,024	2,461,963	11,044,701	3,701,509
Other operating income	—	—	—	(206,000)

Total operating expenses	9,983,400	7,206,135	29,223,071	11,824,989

Operating income	914,111	3,200,528	1,132,018	5,572,437

Other (expense) income:
Other income (expense)	3,795	(17,715)	(30,512)	(17,715)
Interest income	996	64,982	4,737	227,051
Interest expense	(1,105,102)	(683,987)	(3,315,945)	(1,126,293)

Other expense, net	(1,100,311)	(636,720)	(3,341,720)	(916,957)

(Loss) income before income taxes	(186,200)	2,563,808	(2,209,702)	4,655,480
Income tax expense	(9,040)	(28,785)	(31,493)	(28,785)

Net (loss) income	$(195,240)	$2,535,023	$(2,241,195)	$4,626,695

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share-basic	$(0.01)	$0.12	$(0.10)	$0.28
Net (loss) income per share-diluted	$(0.01)	$0.12	$(0.10)	$0.28
Dividends declared and paid per share of common and Class B Stock	$0.10	$0.16	$0.33	$0.16

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	(Deficit) Retained Earnings	Total
Balance — January 1, 2011	$168,835	$56,991	$288,095,548	$1,113,786	$289,435,160

Net loss				(2,241,195)	(2,241,195)

Cash dividends declared ($0.33 per share)			(7,224,605)	(229,649)	(7,454,254)

Issuance of 12,500 shares of nonvested common stock	125		(125)		—

Nonvested stock amortization			2,173,751		2,173,751

Balance — September 30, 2011	$168,960	$56,991	$283,044,569	$(1,357,058)	$281,913,462

	Capital Stock	Common Stock Par Value	Class B Stock Par Value	Additional Paid-in Capital	(Deficit) Retained Earnings	Total
Balance — January 1, 2010	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					4,626,695	4,626,695

Capital contribution from Genco for exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Cash dividends paid ($0.16 per share)					(3,596,414)	(3,596,414)

Issuance of 16,300,000 shares of common stock		163,000		210,231,788		210,394,788

Issuance of 478,500 shares of nonvested common stock		4,785		(4,785)		—

Nonvested stock amortization				1,985,595		1,985,595

Balance — September 30, 2010	$—	$167,785	$56,991	$287,155,608	$1,014,461	$288,394,845

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,241,195)	$4,626,695
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,044,701	3,701,509
Amortization of deferred financing costs	349,625	166,812
Amortization of nonvested stock compensation expense	2,173,751	1,985,595
Change in assets and liabilities:
Increase in due from charterers	(493,604)	(452,030)
Increase in prepaid expenses and other current assets	(192,798)	(2,375,371)
(Decrease) increase in accounts payable and accrued expenses	(410,829)	1,523,005
Decrease in due to Parent	(387,579)	(4,046)
(Decrease) increase in deferred revenue	(232,397)	649,967

Net cash provided by operating activities	9,609,675	9,822,136

Cash flows from investing activities:
Purchase of vessels, including deposits	(2,516,348)	(299,835,650)
Purchase of other fixed assets	—	(23,955)
Deposits of restricted cash	—	(12,000,000)

Net cash used in investing activities	(2,516,348)	(311,859,605)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	69,825,000
Capital contribution from Parent	—	75,000,000
Cash dividends paid	(7,455,154)	(3,596,414)
Proceeds from issuance of common stock	—	214,508,000
Payments of common stock issuance costs	—	(4,078,175)
Payment of deferred financing costs	(138,662)	(1,514,902)

Net cash (used in) provided by financing activities	(7,593,816)	350,143,509

Net (decrease) increase in cash and cash equivalents	(500,489)	48,106,040

Cash and cash equivalents at beginning of period	5,796,862	1

Cash and cash equivalents at end of period	$5,296,373	$48,106,041

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

At September 30, 2011, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of September 30, 2011 and December 31, 2010, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.22% and 25.24% ownership interest in the Company, respectively, and 83.50% and 83.51% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Vessels, net

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three and nine months ended September 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $86,798 and $257,564, respectively.  The decrease in depreciation expense had no effect on the basic and diluted net loss per share during the three months ended September 30, 2011.  The decrease in depreciation expense resulted in a $0.01 change to the basic and diluted net loss per share during the nine months ended September 30, 2011.  The basic and diluted net loss per share would have been ($0.11) per share if there was no change in the estimated scrap value.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended September 30, 2011 and 2010, the Company had United States operations which resulted in United States source income of $451,997 and $1,439,267, respectively.  The Company’s estimated United States income tax expense for the three months ended September 30, 2011 and 2010 was $9,040 and $28,785, respectively.  Additionally, during the nine months ended September 30, 2011 and 2010, the Company had United States operations which resulted in United States source income of $2,908,696 and $1,439,267, respectively. The Company’s estimated United States income tax expense for the nine months ended September 30, 2011 and 2010 was $31,493 and $28,785, respectively.

Voyage expense recognition

In spot market-related time charters and time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a spot market-related time charter or time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net (gains)/losses of $0 during the three months ended September 30, 2011 and 2010 and ($520,717) and $48,618 during the nine months ended September 30, 2011 and 2010, respectively.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $53,313 for the purchase of vessels, including deposits.  For the nine months ended September 30, 2011, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of ($1,424) for the purchase of vessels.

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

During the nine months ended September 30, 2011 and 2010, cash paid for interest, net of amounts capitalized, was $2,973,390 and $844,397, respectively.

During the nine months ended September 30, 2011 and 2010, cash paid for estimated income taxes was $60,896 and $0, respectively.

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

4 - NET (LOSS) INCOME PER COMMON AND CLASS B SHARES

The computation of net (loss) income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 11 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 467,000 nonvested shares outstanding at September 30, 2011 (see Note 11 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

The Company was formed with 100 shares of capital stock during October of 2009, and on March 3, 2010, Genco made an additional capital contribution of $75,000,000 and surrendered the 100 shares of capital stock for 5,699,088 shares of Class B stock.  The net loss attributable to the period from January 1, 2010 to March 2, 2010 was insignificant and therefore the Company has not allocated any of the net loss during that period to the capital stock.  The following table sets forth the computation of basic and diluted net (loss) income per share of capital stock, common stock and Class B stock:

	Three Months Ended September 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(144,956)	$(50,284)

Denominator:
Weighted-average shares outstanding, basic	16,429,000	5,699,088

Basic net loss per share	$(0.01)	$(0.01)

Diluted net loss per share:
Numerator:
Allocation of loss	$(144,956)	$(50,284)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(620,193)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	569,909	—
Allocation of loss	$(195,240)	$(50,284)

Denominator:
Weighted-average shares outstanding used in basic computation	16,429,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,128,088	5,699,088

Diluted net loss per share	$(0.01)	$(0.01)

	Three Months Ended September 30, 2010
	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$1,878,300	$656,723

Denominator:
Weighted-average shares outstanding, basic	16,300,000	5,699,088

Basic net income per share	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$1,878,300	$656,723
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	(255,131)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	911,854	—
Reallocation of undistributed earnings to Class B shares	—	(354)
Allocation of earnings	$2,535,023	$656,369

Denominator:
Weighted-average shares outstanding used in basic computation	16,300,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—
Dilutive effect of nonvested stock awards	11,875	—

Weighted-average shares outstanding, diluted	22,010,963	5,699,088

Diluted net income per share	$0.12	$0.12

	Nine Months Ended September 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,663,074)	$(578,121)

Denominator:
Weighted-average shares outstanding, basic	16,394,505	5,699,088

Basic net loss per share	$(0.10)	$(0.10)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,663,074)	$(578,121)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,458,820)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,880,699	—
Allocation of loss	$(2,241,195)	$(578,121)

Denominator:
Weighted-average shares outstanding used in basic computation	16,394,505	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,093,593	5,699,088

Diluted net loss per share	$(0.10)	$(0.10)

	Nine Months Ended September 30, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$—	$3,398,044	$1,228,651

Denominator:
Weighted-average shares outstanding, basic	22	12,239,927	4,425,665

Basic net income per share	$—	$0.28	$0.28

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$—	$3,398,044	$1,228,651
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	316,797	—
Reallocation of dividends paid as a result of conversion of Class B to common shares		911,854	—
Reallocation of undistributed earnings to Class B shares	—	—	(473)
Allocation of earnings	$—	$4,626,695	$1,228,178

Denominator:
Weighted-average shares outstanding used in basic computation	22	12,239,927	4,425,665
Add:
Conversion of Class B to common shares	—	4,425,665	—
Dilutive effect of nonvested stock awards	—	6,416	—

Weighted-average shares outstanding, diluted	22	16,672,008	4,425,665

Diluted net income per share	$—	$0.28	$0.28

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the nine months ended September 30, 2011 and 2010, the Company incurred legal services aggregating $0 and $158,433 from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2011 and December 31, 2010, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the nine months ended September 30, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $513,497 and $349,563, respectively.  At September 30, 2011 and December 31, 2010, $17,987 and $137,993 remained outstanding to Aegean, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred other expenditures totaling $2,985 and $0, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.   At September 30, 2011 and December 31, 2010, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.   For the nine months ended September 30, 2011 and 2010, the Company incurred internal audit service fees of $16,881 and $17,668, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 13 — Commitments and Contingencies for further information regarding the Management Agreement).  At September 30, 2011 and December 31, 2010, the amount due to Genco from the Company was $2,517 and $14,763, respectively, for such services and is included in due to Parent.

During the nine months ended September 30, 2011 and 2010, Genco, the Company’s parent, incurred costs of $68,486 and $186,384 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At September 30 2011, and December 31, 2010, the amount due to Genco from the Company was $14,414 and $68,572, respectively, for such costs and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the nine months ended September 30, 2011 and 2010, the Company incurred costs of $2,232,156 and $3,511,425 pursuant to the Management Agreement.  At September 30, 2011, the amount due to Genco of $253,637 included $202,500 of technical service fees and $51,137 of commercial service fees.  At December 31, 2010 the amount due to Genco of $1,654,669 included $1,044,500 of sales and purchase fees, $411,750 of technical service fees and $198,419 of commercial service fees.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000,000 to $150,000,000.  As of September 30, 2011, total available working capital borrowings were $23,500,000, as $1,500,000 was drawn down during 2010 for working capital purposes.  As of September 30, 2011, $43,750,000 remained available under the 2010 Credit Facility, as the total commitment under this facility decreased by $5,000,000 from $150,000,000 to $145,000,000 on May 31, 2011. The total commitment will reduce in 11 consecutive semi-annual reductions of $5,000,000 which commenced on May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

As of September 30, 2011, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250,000 at September 30, 2011 under the 2010 Credit Facility:

Period Ending December 31,	Total

2011 (October 1, 2011 — December 31, 2011)	$—
2012	—
2013	—
2014	—
2015	1,250,000
Thereafter	100,000,000

Total debt	$101,250,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective Interest Rate (excluding impact of unused commitment fees)	3.28%	3.54%	3.29%	3.54%
Range of Interest Rates (excluding impact of unused commitment fees)	3.25% to 3.33%	3.51% to 3.60%	3.25% to 3.33%	3.51% to 3.60%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$5,296,373	$5,796,862
Floating rate debt	101,250,000	101,250,000

The fair value of floating rate debt under the 2010 Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at September 30, 2011 and December 31, 2010 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accounts payable	$416,496	$1,378,822
Accrued vessel operating expenses	1,072,281	1,529,007
Accrued general and administrative expenses	340,105	437,437

Total	$1,828,882	$3,345,266

9 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2011	December 31, 2010
Fixed assets:
Computer equipment, at cost	$43,444	$43,444
	43,444	43,444
Less: accumulated depreciation	16,871	6,060
Total	$26,573	$37,384

Depreciation expense for fixed assets for the three months ended September 30, 2011 and 2010 was $3,643 and $2,013, respectively.  Depreciation expense for fixed assets for the nine months ended September 30, 2011 and 2010 was $10,812 and $4,047, respectively.

10 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the three and nine months ended September 30, 2011 was $10,897,511 and $30,355,089, respectively.  Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the three and nine months ended September 30, 2010 was $10,406,663 and $17,397,426, respectively.  Future minimum time charter revenue for the Company’s vessels cannot be estimated as the vessels are currently on spot market-related time charters, and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have contracted expiration dates that range from March 2012 to July 2014.

11 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s restricted stock awards for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2011	583,500	$13.40
Granted	12,500	6.92
Vested	(129,000)	14.00
Forfeited	—	—

Outstanding at September 30, 2011	467,000	$13.06

The total fair value of shares that vested under the Plan during the nine months ended September 30, 2011 and 2010 was $1,131,330 and $0, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General, administrative and technical management fees	$622,742	$892,172	$2,173,751	$1,985,595

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2011, unrecognized compensation cost of $2,838,451 related to nonvested stock will be recognized over a weighted-average period of 2.56 years.

12 - LEGAL PROCEEDINGS

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

13 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of September 30, 2011, the termination payment that would be due to Genco is approximately $30.4 million. Refer to Note 5 — Related Party Transactions for any costs incurred during the nine months ended September 30, 2011 and 2010 pursuant to the Management Agreement.

14 - SUBSEQUENT EVENTS

On October 27, 2011, the Company declared a dividend of $0.12 per share to be paid on or about November 18, 2011 to shareholders of record as of November 11, 2011.  The aggregate amount of the dividend is expected to be approximately $2.7 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

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

Refer to page 21 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	184.0	92.0	92.0	100.0%
Supramax	368.0	368.0	—	—
Handysize	276.0	96.4	179.6	186.3%

Total	828.0	556.4	271.6	48.8%

Available days (2)
Capesize	184.0	92.0	92.0	100.0%
Supramax	368.0	368.0	—	—
Handysize	276.0	95.1	180.9	190.2%

Total	828.0	555.1	272.9	49.2%

Operating days (3)
Capesize	184.0	92.0	92.0	100.0%
Supramax	358.4	352.2	6.2	1.8%
Handysize	276.0	94.8	181.2	191.1%

Total	818.4	539.0	279.4	51.8%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	97.4%	95.7%	1.7%	1.8%
Handysize	100.0%	99.7%	0.3%	0.3%
Fleet average	98.8%	97.1%	1.7%	1.8%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$16,440	$25,676	$(9,236)	(36.0)%
Supramax	12,314	17,081	(4,767)	(27.9)%
Handysize	10,939	16,533	(5,594)	(33.8)%

Fleet average	12,773	18,412	(5,639)	(30.6)%

Daily vessel operating expenses (6)
Capesize	$5,241	$5,008	$233	4.7%
Supramax	5,143	4,933	210	4.3%
Handysize	4,313	4,629	(316)	(6.8)%

Fleet average	4,888	4,893	(5)	(0.1)%

	For the Nine Months Ended September, 30		Increase
	2011	2010	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	546.0	139.6	406.4	291.1%
Supramax	1,092.0	595.2	496.8	83.5%
Handysize	819.0	96.4	722.6	749.6%

Total	2,457.0	831.2	1,625.8	195.6%

Available days (2)
Capesize	546.0	138.7	407.3	293.7%
Supramax	1,092.0	587.9	504.1	85.7%
Handysize	819.0	95.1	723.9	761.2%

Total	2,457.0	821.7	1,635.3	199.0%

Operating days (3)
Capesize	546.0	137.1	408.9	298.2%
Supramax	1,078.1	571.6	506.5	88.6%
Handysize	819.0	94.8	724.2	763.9%

Total	2,443.1	803.5	1,639.6	204.1%

Fleet utilization (4)
Capesize	100.0%	98.8%	1.2%	1.2%
Supramax	98.7%	97.2%	1.5%	1.5%
Handysize	100.0%	99.7%	0.3%	0.3%
Fleet average	99.4%	97.8%	1.6%	1.6%

	For the Nine Months Ended September, 30		Increase
	2011	2010	(Decrease)	% Change
	(U.S. dollars)
Average Daily Results:
Time Charter Equivalent (5)
Capesize	$11,388	$29,812	$(18,424)	(61.8)%
Supramax	13,090	19,311	(6,221)	(32.2)%
Handysize	11,694	16,533	(4,839)	(29.3)%

Fleet average	12,246	20,762	(8,516)	(41.0)%

Daily vessel operating expenses (6)
Capesize	$5,140	$4,833	$307	6.4%
Supramax	5,070	4,917	153	3.1%
Handysize	4,165	4,629	(464)	(10.0)%

Fleet average	4,784	4,870	(86)	(1.8)%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Voyage revenues	$10,897,511	$10,406,663	$30,355,089	$17,397,426
Voyage expenses	182,490	48,214	(123,204)	107,713
Voyage expenses to Parent	139,306	138,640	389,406	229,565
	$10,575,715	$10,219,809	30,088,887	$17,060,148
Total available days	828.0	555.1	2,457.0	821.7
Total TCE rate	$12,773	$18,412	$12,246	$20,762

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

Operating Data

The following discusses our financial results for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010	Change	% Change

Revenues	$10,897,511	$10,406,663	$490,848	4.7%

Operating Expenses:
Voyage expenses	182,490	48,214	134,276	278.5%
Voyage expenses to Parent	139,306	138,640	666	0.5%
Vessel operating expenses	4,047,375	2,722,373	1,325,002	48.7%
General, administrative and technical management fees	1,269,205	1,417,195	(147,990)	(10.4)%
Management fees to Parent	621,000	417,750	203,250	48.7%
Depreciation	3,724,024	2,461,963	1,262,061	51.3%

Total operating expenses	9,983,400	7,206,135	2,777,265	38.5%

Operating income	914,111	3,200,528	(2,286,417)	(71.4)%
Other expense	(1,100,311)	(636,720)	(463,591)	72.8%

(Loss) income before income taxes	(186,200)	2,563,808	(2,750,008)	(107.3)%
Income tax expense	(9,040)	(28,785)	19,745	(68.6)%
Net (loss) income	$(195,240)	$2,535,023	$(2,730,263)	(107.7)%
Net (loss) income per share of common and Class B stock:
Net (loss) income per share - Basic	$(0.01)	$0.12	$(0.13)	(108.3)%
Net (loss) income per share - Diluted	$(0.01)	$0.12	$(0.13)	(108.3)%
Dividends declared and paid per share	$0.10	$0.16	$(0.06)	(37.5)%

EBITDA (1)	$4,641,930	$5,644,776	$(1,002,846)	(17.8)%

	For the Nine Months Ended September 30,
	2011	2010	Change	% Change

Revenues	$30,355,089	$17,397,426	$12,957,663	74.5%

Operating Expenses:
Voyage expenses	(123,204)	107,713	(230,917)	(214.4)%
Voyage expenses to Parent	389,406	229,565	159,841	69.6%
Vessel operating expenses	11,754,288	4,047,708	7,706,580	190.4%
General, administrative and technical management fees	4,315,130	3,318,994	996,136	30.0%
Management fees to Parent	1,842,750	625,500	1,217,250	194.6%
Depreciation	11,044,701	3,701,509	7,343,192	198.4%
Other operating income	—	(206,000)	206,000	(100.0)%

Total operating expenses	29,223,071	11,824,989	17,398,082	147.1%

Operating income	1,132,018	5,572,437	(4,440,419)	(79.7)%
Other expense	(3,341,720)	(916,957)	(2,424,763)	264.4%

(Loss) income before income taxes	(2,209,702)	4,655,480	(6,865,182)	(147.5)%
Income tax expense	(31,493)	(28,785)	(2,708)	9.4%
Net (loss) income	$(2,241,195)	$4,626,695	$(6,867,890)	(148.4)%
Net (loss) income per share of common and Class B stock:
Net (loss) income per share - Basic	$(0.10)	$0.28	$(0.38)	(135.7)%
Net (loss) income per share - Diluted	$(0.10)	$0.28	$(0.38)	(135.7)%
Dividends declared and paid per share	$0.33	$0.16	$0.17	106.3%

EBITDA (1)	$12,146,207	$9,256,231	$2,889,976	31.2%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net (loss) income	$(195,240)	$2,535,023	$(2,241,195)	$4,626,695
Net interest expense	1,104,106	619,005	3,311,208	899,242
Income tax expense	9,040	28,785	31,493	28,785
Depreciation	3,724,024	2,461,963	11,044,701	3,701,509

EBITDA (1)	$4,641,930	$5,644,776	$12,146,207	$9,256,231

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.   We have accrued for estimated taxes from these voyages at September 30, 2011 and December 31, 2010.

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

The following table reflects the current employment of our fleet as of November 9, 2011:

Vessel	Year Built	Charterer	Charter Expiration (1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2012	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	August 2012	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2012	97% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	May 2012	97% of BSI (4)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (6)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (7)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (7)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (7)

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

(3)          We have agreed to an extension with Cargill International S.A., on a spot market-related time charter based on 100% of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 11 to 13.5 months, which began on September 15, 2011.

(4)          We have reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters for 11 to 13.5 months based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI), as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(5)          We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(6)          We have agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 11 to 13.5 months which began on September 12, 2011.

(7)          The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

Three months ended September 30, 2011 and 2010

VOYAGE REVENUES-

For the three months ended September 30, 2011 and 2010, voyage revenues were $10,897,511 and $10,406,663, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during the third quarter of 2011.

The average TCE rate of our fleet was $12,773 a day for the three months ended September 30, 2011 as compared to $18,412 for the three months ended September 30, 2010.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the third quarter of 2011 versus the third quarter of 2010.  Cargo availability recovered from first quarter lows due to weather- related events, and earnings on our vessels that trade on spot-market related charters benefited from an increase in spot rates during the last month of the quarter.

For the three months ended September 30, 2011 and 2010, we had 828.0 and 556.4 ownership days, respectively.  The increase in ownership days is a result of the delivery of two vessels during the fourth quarter of 2010, as well as a full quarter of operations during 2011 for the two vessels delivered during the third quarter of 2010.  Fleet utilization remained relatively stable at 98.8% and 97.1% during the three months ended September 30, 2011 and 2010, respectively.

During 2010, the Baltic Dry Index (a drybulk index) went from a high on May 26, 2010 of 4,209 and fell to a low of 1,700 on July 15, 2010.  At December 31, 2010, the index was 1,773.  The index subsequently decreased to a low of 1,043 on February 4, 2011 and as of November 7, 2011 was at 1,766.  The BDI was weaker especially in the beginning of the year through August of 2011 primarily due to severe weather in Brazil and Australia affecting cargo availability. Since September and through the middle of October the BDI rebounded to 2,173 and has since fallen to less than 1,800. The Company believes the perceived slowdown in Chinese steel production since mid-October has caused this recent decline in the BDI.

VOYAGE EXPENSES-

For the three months ended September 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under spot market-related time charters or on short-term time charters.

For the three months ended September 30, 2011 and 2010, voyage expenses were $182,490 and $48,214, respectively, and consisted of brokerage commission due to third parties. The large variance in voyage expenses is a result of the delivery of two vessels during the fourth quarter of 2010, as well as a full quarter of operation for the two vessels delivered during the third quarter of 2010.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $1,325,002 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily a result of the expansion of our fleet.

Daily vessel operating expenses marginally decreased to $4,888 per vessel per day during the three months ended September 30, 2011 from $4,893 per vessel per day during the three months ended September 30, 2010.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2011 were $112 below the budgeted rate.

Our vessel operating expenses, which generally represent fixed costs for each vessel, will increase if our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.  We are currently in the midst of our budgeting process, and based on preliminary estimates from our technical managers, our 2012 budget may increase approximately five percent over the 2011 budget.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended September 30, 2011 and 2010, general, administrative and technical management fees were $1,269,205 and $1,417,195, respectively.  The decrease is primarily a result of a decrease in non-cash compensation costs of $269,430 associated with the issuance of restricted shares.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The decrease in non-cash compensation costs was partially offset by $95,400 higher management fees related to the operation of a larger fleet.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended September 30, 2011 and 2010 were $621,000 and $417,750, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase is due to the operation of a larger fleet.

DEPRECIATION-

Depreciation expense increased by $1,262,061 during the three months ended September 30, 2011 as compared to the same period last year as a result of the increase in the size of our fleet.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $86,798.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2011 and 2010, net interest expense was $1,104,106 and $619,005, respectively.  The increase in net interest expense was primarily a result of the drawdown of additional debt due to the expansion of our fleet during the second half of 2010.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the three months ended September 30, 2011 and 2010, income tax expense was $9,040 and $28,785, respectively.  During the three months ended September 30, 2011, we had United States operations which resulted in United States source income of $451,997, which resulted in income tax expense of $9,040.  During the three months ended September 30, 2010, we had United States operations which resulted in United States source income of $1,439,267, which resulted in income tax expense of $28,785.  The decrease in income tax expense is a result of the decrease in United States source income.

Nine months ended September 30, 2011 and 2010

VOYAGE REVENUES-

For the nine months ended September 30, 2011 and 2010, voyage revenues were $30,355,089 and $17,397,426, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during the nine months ended September 30, 2011.

The average TCE rate of our fleet was $12,246 a day for the nine months ended September 30, 2011 as compared to $20,762 for the nine months ended September 30, 2010.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the nine months ended September 30, 2011 versus the same period during 2010.

For the nine months ended September 30, 2011 and 2010, we had 2,457.0 and 831.2 ownership days, respectively.  The increase in ownership days is a result of the delivery of two vessels during the fourth quarter of 2010, as well as nine full months of operations for the seven vessels delivered during the nine months ended September 30, 2010.  Fleet utilization increased to 99.4% during the nine months ended September 30, 2011 as compared to 97.8% during the same period last year.

VOYAGE EXPENSES-

For the nine months ended September 30, 2011 and 2010, we did not incur significant port and canal charges or any significant expenses related to the consumption of bunkers (fuel) as part of our vessels’ overall expenses because all of our vessels were employed under spot market-related time charters or on short-term time charters.

For the nine months ended September 30, 2011 and 2010, voyage expenses were $(123,204) and $107,713, respectively, and consisted of brokerage commission due to third parties as well as gains and losses related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters.  The large variance in voyage expenses is a result of the delivery of two vessels during the fourth quarter of 2010, as well as nine full months of operations for the seven vessels delivered during the second and third quarters of 2010.  This increase was offset by net gains related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters amounting to $520,717 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, there were net losses related to bunker fuel in the amount of $48,618.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $159,841 during the nine months ended September 30, 2011 as compared to the same period last year. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase was a result of the growth of the fleet offset by lower spot market rates achieved by our vessels during the nine months ended September 30, 2011.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7,706,580 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The increase was primarily a result of the expansion of our fleet.

Daily vessel operating expenses decreased to $4,784 per vessel per day during the nine months ended September 30, 2011 from $4,870 per vessel per day during the nine months ended September 30, 2010.  The decrease in daily vessel operating expenses is due to a decrease in crew expenses, insurance expenses and lube expenses.  These decreases were partially offset by increases in spare parts, repairs and maintenance and stores expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  For the second half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,000 per vessel per day.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2011 have been $349 below the weighted-average budgeted rate for the nine months ended September 30, 2011 of approximately $5,133.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the nine months ended September 30, 2011 and 2010, general, administrative and technical management fees were $4,315,130 and $3,318,994, respectively.  The increase is primarily a result of an increase in non-cash compensation costs of $188,155 associated with the issuance of restricted shares.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  The increase in general, administrative and technical management fees was also a result of an increase in management fees of $581,895 related to the operation of a larger fleet.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the nine months ended September 30, 2011 and 2010 were $1,842,750 and $625,500, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase is due to the operation of a larger fleet.

DEPRECIATION-

Depreciation expense increased by $7,343,192 during the nine months ended September 30, 2011 as compared to the same period last year as a result of the increase in the size of our fleet.  This increase was slightly offset by a decrease in depreciation due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton of $257,564.  Refer to Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

During the nine months ended September 30, 2010, we recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.  There was no such income recorded during the nine months ended September 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2011 and 2010, net interest expense was $3,311,208 and $899,242, respectively.  The increase in net interest expense was primarily a result of the drawdown of additional debt due to the expansion of our fleet.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2011 and 2010, income tax expense was $31,493 and $28,785, respectively.  During the nine months ended September 30, 2011, we had United States operations which resulted in United States source income of $2,908,696, which resulted in income tax expense of $31,493.  During the nine months ended September 30, 2010, we had United States operations which resulted in United States source income of $1,439,267, which resulted in income tax expense of $28,785.  The increase in income tax expense is a result of the increase in United States source income.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes.  At September 30, 2011, we have borrowed $1.5 million of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of September 30, 2011, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million.  Additionally, as of September 30, 2011, $43.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased by $5 million on May 31, 2011 to $145 million from $150 million.

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

As of September 30, 2011, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend for the third quarter of 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.12 per share.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011
FISCAL YEAR ENDED DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	$—	N/A

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $9.6 million and $9.8 million respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $2.2 million offset by an increase in the size of our fleet. Lower net income was reported for the first three quarters of 2011, which resulted primarily from lower charter rates achieved in the 2011 period versus the same period last year for the vessels in our fleet and higher depreciation due to the expansion of our fleet and the operation of our fleet for the full nine month period in 2011, as our fleet was acquired in the second through fourth quarters of 2010.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2011 due to vessel related purchases. For the nine month period ended September 30, 2010, cash used in investing activities was $311.9 million and primarily related to the purchase of seven vessels in our fleet, deposits on vessels to be acquired and deposits of restricted cash placed as collateral against the delivery of the Baltic Wolf, which occurred on October 14, 2010.

Net cash used in financing activities for the nine months ended September 30, 2011 was $7.6 million and consisted primarily of $7.5 million in cash dividends paid. For the nine months ended September 30, 2010, cash provided by financing activities was $350.1 million and primarily consisted of $214.5 million of proceeds from the issuance of common stock, $75.0 million of capital contributions from Genco, and $69.8 million of proceeds from the 2010 Credit Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2011.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
	(U.S. dollars)
2010 Credit Agreement	$101,250,000	$—	$—	$1,250,000	$100,000,000
Interest and borrowing fees	18,645,697	984,478	7,592,279	7,072,602	2,996,338
Total	$119,895,697	$984,478	$7,592,279	$8,322,602	$102,996,338

(1)          Represents the three-month period ending December 31, 2011.

Interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate that we will not have any drydocking costs for our fleet through 2012 as we estimate that none of our vessels will be drydocked during 2011 or 2012.

We did not incur any drydocking costs during the three and nine months ended September 30, 2011 and 2010.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the three and nine months ended September 30, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.1 million and $0.3 million, respectively.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at September 30, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2011.  For all of our vessels, the vessel valuations for covenant compliance purposes under our 2010 Credit Facility as of June 30, 2011 were lower than their carrying values at September 30, 2011.  The amount by which the carrying value at September 30, 2011 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $5.4 million to $20.0 million per vessel.   The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $8.9 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2010	$33,704
Baltic Panther	2009	2010	33,783
Baltic Cougar	2009	2010	33,934
Baltic Jaguar	2009	2010	33,833
Baltic Bear	2010	2010	70,522
Baltic Wolf	2010	2010	69,995
Baltic Wind	2009	2010	32,339
Baltic Cove	2010	2010	32,629
Baltic Breeze	2010	2010	33,201
TOTAL			$373,940

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.   Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.8 million in interest expense for the nine months ended September 30, 2011.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: November 9, 2011	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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