Form 10-K
period 2011-12-31
Baltic Trading Ltd
filed 2012-02-29
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission file number 001-34648

BALTIC TRADING LIMITED

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-0637837
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 12th Floor, New York, New York	10171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 443-8550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $5.74 per share as of June 30, 2011 on the New York Stock Exchange, was approximately $93.5 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s classes of common stock, as of February 29, 2012:  common stock, $0.01 per share — 17,001,000 shares and Class B stock, $0.01 per share — 5,699,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, are incorporated by reference in Part III herein.

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

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that will transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We have financed our fleet primarily with equity capital and have financed the remainder with our revolving credit facility (the “2010 Credit Facility”). Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to page 4 for a table of all vessels that have been delivered to us.

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations

Baltic Trading Limited

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ a fleet of drybulk vessels in the spot market and to grow our business through accretive vessel acquisitions. As detailed below, our strategy largely relies on blending certain complementary elements of vessel employment with a capital structure that supports our operations. For example, we believe our focus on the drybulk spot market and our quarterly dividend policy is attractive to investors because it provides them exposure to the trends of the drybulk shipping industry. We have financed our existing fleet primarily with equity and seek to maintain relatively low leverage. Key elements of our business strategy include:

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

•                  Return a substantial portion of our cash flow to shareholders through quarterly dividends.  Our dividend policy is to pay quarterly dividends to our shareholders approximately equal to our net income minus cash capital expenditures for vessels, other than vessel acquisitions and related expenses plus non-cash compensation.  In recent quarters, our Board of Directors determined to declare a dividend based on our cash flow, liquidity, and capital resources, even though the application of our policy would have resulted in a lesser dividend or no dividend.  See “Dividend Policy” herein. As we intend to primarily finance future vessel acquisitions through equity financing as well as internally generated cash flow while minimizing our reliance on debt financing as market conditions permit, we expect our cash flow to be sufficient to support quarterly dividends.  By paying dividends in this manner, our goal is to make our common stock more attractive to investors to enhance our ability to conduct equity financings.  We paid dividends of $0.45 and $0.32 per share during 2011 and 2010, respectively.

•                  Maintain a strong balance sheet.  We have primarily used equity to finance our fleet, and we seek to maintain relatively low leverage going forward.  When market conditions permit, we may use equity financing to reduce our outstanding debt.  We believe our goal of keeping our leverage low will help offset the volatility risk of trading our vessels in the spot market.   We also believe this approach will help us capitalize on opportunities if the spot market improves as well as reduce the impact debt covenant restrictions and scheduled debt payments would have on our business if the spot market declines..

•                  Strategically expand the size of our fleet.  Depending on market conditions, we intend to acquire modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flows. We expect to fund acquisitions of additional vessels primarily using equity financing or cash reserves set aside for this purpose.  We may also use debt financing such as our existing revolving credit facility, although our long-term strategy would entail reducing any such debt with future equity financings as market conditions permit..

•                  Continue to operate a high-quality fleet.  We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ comprehensive maintenance program. In addition, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•                  Maintain low-cost, highly efficient operations.  Under the Management Agreement, Genco coordinates and oversees the technical management of our fleet and utilizes qualified third-party independent technical managers. We believe that Genco is able to do so at a cost to us that is lower than what could be achieved by performing the function in-house. Genco’s management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities.

•                  Capitalize on our management’s experience and reputation.  We intend to continue to capitalize on the reputation of the management at Genco and our company for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and other owners, many of whom consider the reputation of a vessel owner and operator when entering into charters and asset sales. We believe that the track record of Genco’s management team improves our relationships with high quality shipowners, charterers and financial institutions, many of which consider reputation to be an indicator of creditworthiness.

OUR FLEET

Our fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers, with an aggregate carrying capacity of approximately 672,000 dwt.  As of December 31, 2011, the average age of the vessels currently in our fleet was approximately 2.0 years, as compared to the average age for the world fleet of approximately 12 years for the drybulk shipping segments in which we compete.  The table below summarizes the characteristics of our vessels:

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

Under our technical management agreements, our technical manager is obligated to:

•                  provide personnel to supervise the maintenance and general efficiency of our vessels;

•                  arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels’ classification societies;

•                  select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

•                  check the compliance of the crews’ licenses with the regulations of the vessels’ flag states and the International Maritime Organization, or IMO;

•                  arrange the supply of spares and stores for our vessels; and

•                  report expense transactions to us, and make its procurement and accounting systems available to us.

OUR CHARTERS

As of February 29, 2012, all of our vessels were employed under spot market-related time charters.  Spot market-related time charters involve the hiring of a vessel from its owner for a period time pursuant to a contract under which the vessel owner places its ship (including its crew and equipments) at the disposal of the charterer.  The charterer typically bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Spot market-related time charters are subject to the fluctuations in the spot market rather than being based on a fixed daily rate as time charter agreements are.

Subject to any restrictions in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging.  Our vessels operate worldwide within the trading limits imposed by our insurance terms.  The technical operation and navigation of the vessel at all times remains the responsibility of the vessel owner, which is generally responsible for the vessel’s operating expenses, including the cost of crewing, insuring, repairing and maintaining the vessel, costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.

Each of our current spot market-related time charters expires within a range of dates (for example, a minimum of 11 and maximum of 13 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer’s option.

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third party brokers, which include the 1.25% commission payable to Genco pursuant to the Management Agreement.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 29, 2012:

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

(2)          We have agreed to terms on a spot market-related time charter with Swissmarine Services S.A. at a rate based on 101.5% of the Baltic Capesize Index (BCI) published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.  The duration is 10.5 to 13.5 months.

(3)          We have agreed to an extension with Cargill International S.A., on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 11 to 13.5 months.

(4)          We have reached an agreement with Resource Marine PTE Ltd. on two spot market-related time charters for 11 to 13.5 months based on 97% of the average of the daily rates of the Baltic Supramax Index (BSI) published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(5)          We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(6)          We have agreed to an extension with AMN Bulkcarriers Inc., on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 11 to 13.5 months.

(7)          The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI) published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

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

CREWING AND EMPLOYEES

Each of our vessels is crewed with 21 to 24 officers and seamen.  Our technical managers are responsible for locating and retaining qualified officers for our vessels.  The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions.  We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of February 29, 2012, we employed approximately 200 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, including Cargill International S.A., Resource Marine PTE Ltd. (part of the Macquarie group of Companies), AMN Bulkcarriers Inc. and Swissmarine Services S.A.  For the year ended December 31, 2011, these customers individually accounted for 44.99%, 13.70%, 11.19% and 10.61%, respectively.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,650 independent drybulk carrier owners.

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

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover and loss of hire insurance for our fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life.  Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

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

We maintain protection and indemnity insurance coverage for pollution of $1 billion per vessel per incident.  The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  We are a member of a P&I Association, which is a member of the International Group. As a result, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

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

In recent periods, heightened levels of environmental and operational safety concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the drybulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident, such as one comparable to the 2010 Deepwater Horizon oil spill, that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships. By January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). By July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America will also be designated ECAs, as will (effective January 1, 2014) the United States Caribbean Sea. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U. S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, our operations are also subject to environmental standards and requirements. The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nations signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels, and our vessels would be required to be equipped with ballast water treatment systems that meet mandatory concentration limits, in each case not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2016. If mid-ocean ballast exchange is made mandatory, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention. The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds. Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S.Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Accordingly, both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•                  injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•                  injury to, or economic losses resulting from, the destruction of real and personal property;

•                  net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal

•                  loss of subsistence use of natural resources that are injured, destroyed or lost;

•                  lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•                  net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels to the greater of $1,000 per gross ton or $854,400 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient self-insurance. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Other United States Environmental Regulations

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

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA. EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels. The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants. U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. In 2009, the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases. As of November 2011, the Office of Management and Budget continues to review this proposed rule.  Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that will enter into force in January 2013.  Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also considering the development of market-based mechanisms to reduce greenhouse gas emissions from ships. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade.  The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world’s tonnage have ratified it. The MLC 2006 has not yet been ratified, but its ratification would require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency (EPA).

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

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

A ship operating without a valid certificate may be detained at port until it obtains an ISSC, or may be expelled from port or refused entry at port.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classes are required to be performed as follows:

•                  Annual Surveys:  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•                  Intermediate Surveys:  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by ABS, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following (i) changes in demand or rates in the drybulk shipping industry; (ii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iii) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (iv) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (v) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vi) the adequacy of our insurance arrangements; (vii) changes in general domestic and international political conditions; (viii) acts of war, terrorism, or piracy; (ix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (x) the amount of off-hire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xi) our acquisition or disposition of vessels; (xii) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xiii) the completion of definitive documentation with respect to charters; (xiv) charterers’ compliance with the terms of their charters in the current market environment; (xv) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvi) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

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

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets.  Lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates. General market volatility has endured as a result of uncertainty about sovereign debt and fears of countries such as Greece, Portugal and Spain defaulting on their governments’ financial obligations and speculation about the growth rate of the Chinese economy. If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  Our earnings could decline, which may cause us to breach one or more of the covenants in the 2010 Credit Facility, thereby potentially accelerating the repayment of outstanding facility borrowings.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A further decline in the market value of our vessels could prevent us from borrowing under the 2010 Credit Facility or trigger a default under its covenants.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more covenants in the 2010 Credit Facility or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility” below for further details.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at historically low levels and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed continued volatility in 2011 and recorded an average level of 1,525, compared to a ten-year average level of 3,523.  The BDI decreased to a historic low in February 2012.  While the BDI has since increased, there can be no assurance the drybulk charter market will increase further, and the market could decline.

Seasonal factors have been contributing to the most recent downturn in rates including order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output by an estimated two million tons.  In addition to these factors, the economic dislocation worldwide and associated disruption of the credit markets, have had a number of adverse consequences for drybulk shipping, including, among other things:

•                  a significant reduction in available financing for vessels;

•                  a less active second-hand market for the sale of vessels;

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

Because we charter all of our vessels principally in the spot market or on spot market-related time charters known as trip charters, or we may acquire vessels that are subject to existing charters, we are exposed to the cyclicality and volatility of the spot charter market, and we will not have long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to recent volatility in spot charter rates. We cannot assure you that we will be able to successfully charter our vessels in the future at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.

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

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea. Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Newbuildings have been delivered in significant numbers since the beginning of 2006.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we are experiencing in early 2012.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more covenants in the 2010 Credit Facility or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results. Also, certain covenants in the 2010 Credit Facility depend on the market value of our fleet, and covenants of any other credit facility we may enter into may also depend on such market value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details on the covenants in the 2010 Credit Facility. If the market value of our fleet declines, we could breach certain provisions of the 2010 Credit Facility, which could accelerate the repayment of outstanding borrowings under such facility or may limit the total amount that we may borrow under such facility.  In such an event, we may not be able to refinance our debt or obtain additional financing under any credit facility. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Prolonged declines in charter rates and other market deterioration could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require us to evaluate our vessels for an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates and earnings from the vessels. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value in use on an undiscounted cash basis.  If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired, and such vessel would be written down to its fair value. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls our vessels make involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 9.2% in 2011 as compared to a 10.3% growth rate in 2010.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures and affect our cash flows and net income and could subject us to increased liability under applicable law or regulation.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions and national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the countries of their registration.  Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with them or their impact on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and that may materially adversely affect our business, results of operations, cash flows, financial condition and ability to pay dividends.  See “Overview — Environmental and Other Regulation” in Item 1, “Business” of this report for a discussion of such conventions, laws, and regulations.  We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters. OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters. Such liability is potentially unlimited in cases of willful misconduct or gross negligence. OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. We may have to pay drydocking costs that our insurance does not cover in full. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or we may be forced to travel to a drydocking facility that is distant from the relevant vessel’s position. The loss of earnings while our vessels are being repaired and repositioned or from being forced to wait for space or to travel to more distant drydocking facilities, as well as the actual cost of repairs, could negatively impact our business, results of operations, cash flows, financial condition and ability to pay dividends.

The operation of drybulk carriers has certain unique operational risks which could affect our earnings and cash flow.

The operation of certain ship types, such as drybulk carriers, has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in drybulk carriers may lead to the flooding of the vessels’ holds. If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Acts of piracy on ocean-going vessels have continued and could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, in the Gulf of Aden off the coast of Somalia and off the western coast of Africa. Since 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Terrorist attacks such as the attacks in the United States on September 11, 2001 and the United States’ continuing response to these attacks, the attacks in London on July 7, 2005, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets, including the energy markets. The continuing conflict in Iraq may lead to additional acts of terrorism, armed conflict and civil disturbance around the world, which may contribute to further instability, including in the drybulk shipping markets. Terrorist attacks, such as the attack on the M.T. Limburg in Yemen in October 2002, may also negatively affect our trade patterns or other operations and directly impact our vessels or our customers. Future terrorist attacks could result in increased volatility of the financial markets in the United States and globally and could result in an economic recession in the United States or the world. Any of these occurrences, or the perception that drybulk carriers are potential terrorist targets, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly and could reduce our net cash flows and net income.

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. Our vessels are currently enrolled with the ABS, DNV, or Lloyd’s, each of which is a member of the International Association of Classification Societies. Further, to trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of its underwater parts.

If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and we could be in violation of certain covenants in our credit facilities, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other applicable worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the recently enacted U.K. Bribery Act, which became effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception. We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Our policies mandate compliance with applicable anti-corruption laws. Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period. In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own.

Governments could requisition our vessels during a period of war or emergency, resulting in loss of earnings.

A government of a vessel’s registry could requisition for title or seize our vessels. Requisition for title occurs when a government takes control of a vessel and becomes the owner. A government could also requisition our vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of our vessels could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Our vessel operating history commenced in April 2010 with the delivery of the first vessel we agreed to purchase prior to our IPO, and we have taken delivery of eight additional vessels since that time. Given the limited period of time in which we have been operating our fleet, there can be no assurance that our business strategy and operations will be successful.

We may not be able to implement our growth effectively.

A principal focus of our business strategy is to grow by expanding our business.  Our growth plan therefore depends upon a number of factors, some of which may not be within our control. These factors include our ability to:

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

Moreover, to the extent we have future opportunities to expand our fleet, our strategy is to do so primarily through equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.  We have also entered into the 2010 Credit Facility to provide bridge financing for vessel acquisitions.  However, we have not deemed conditions since our initial public offering to be suitable for equity financings to repay debt under our 2010 Credit Facility or finance potential acquisitions.  If we are unable to complete equity issuances at prices that we deem acceptable, or our internally generated cash flow or credit facility are insufficient to finance future vessel acquisitions, we may need to revise our growth plan or consider alternative forms of financing.

Genco and its affiliates may compete with us or claim business opportunities that would benefit us.

Genco may compete with us and is not contractually restricted from doing so. Our amended and restated articles of incorporation and our Omnibus Agreement with Genco specify that Genco has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which we have a right of first refusal. The most common types of business opportunities for which Genco has a right of first refusal are vessel purchase and sale opportunities and charters other than the spot charter opportunities for which we have a right of first refusal. Other business opportunities for which Genco has a result of first refusal are to hire employees, acquire other businesses, or enter into joint ventures. These provisions may strengthen Genco’s ability to compete with us or claim business opportunities that would benefit us, which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our plan to maintain low leverage and rely primarily on equity financing and our earnings to expand our business may adversely affect our growth and earnings.

Since our initial public offering, we financed the acquisition of three of our vessels using borrowings under our 2010 Credit Facility.  Our intention has been to use the 2010 Credit Facility to provide bridge financing for vessel acquisitions; however, given unfavorable market conditions, we have not pursued additional equity financing that would allow us to reduce our indebtedness.  The remaining availability under our 2010 Credit Facility and cash generated from our operations is not sufficient for substantial acquisitions to expand our business.  Accordingly, unless market conditions improve or we consider other financing alternatives, we may be unable to take advantage of strategic opportunities to expand our business. As a result, our future earnings, cash flows and growth may be adversely affected.

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

In addition, the declaration and payment of dividends is subject at all times to the discretion of our Board of Directors and compliance with the laws of the Republic of the Marshall Islands. Please read “Dividend Policy” herein for more details.

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

We will be required to make substantial capital expenditures to expand the size of our fleet, which may diminish our ability to pay dividends, increase our financial leverage, or dilute our shareholders’ ownership interest in us.

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

Our executive officers and the officers of our Manager are involved in other Genco business activities, which may result in their spending less time than is appropriate or necessary to manage our business successfully. Based solely on the anticipated relative sizes of our fleet and Genco’s fleet over the next twelve months, we estimate that Mr. Wobensmith and other officers of Genco will spend approximately 10-15% of their monthly business time on our business activities and approximately 85-90% of such time on Genco’s. However, the actual allocation of time could vary significantly from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses. This could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Our officers and directors have fiduciary duties to manage our business in a manner beneficial to our shareholders and us. However, our Chairman, our President and Chief Financial Officer and two of our independent directors, Basil G. Mavroleon and Harry A. Perrin, also serve as executive officers or directors of Genco. As a result, these individuals have fiduciary duties to manage the business of Genco and its affiliates in a manner beneficial to such entities and their shareholders. Consequently, these officers and directors may encounter situations in which their fiduciary obligations to Genco and us are in conflict. We believe the principal situations in which these conflicts may occur are in the allocation of business opportunities to Genco or us, particularly with respect to the allocation of chartering or vessel sale and purchase opportunities. The Omnibus Agreement is intended to reduce these conflicts by granting a right of first refusal for certain spot chartering opportunities to us while granting a right of first refusal to Genco for other business opportunities generally. The resolution of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our Chairman may pursue business opportunities in our industry that may conflict with our interests

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company or of Genco and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry. Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time. Affiliates of Mr. Georgiopoulos manage a company in which Mr. Georgiopoulos has a minority investment which owns an aggregate of 12 drybulk vessels. Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to disclose the details of such investment to our Board of Directors and our independent directors and allow us to pursue the opportunity, subject to Genco’s right of first refusal, to the extent we choose to do so and are able. However, in the event we choose not to, or are unable to, pursue any such opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments. In keeping with these principles, Mr. Georgiopoulos has become a minority investor in Maritime Equity Partners LLC (“MEP”), a company he controls which owns 12 drybulk vessels.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

Our Manager has rights to terminate the Management Agreement and, under certain circumstances, could receive substantial sums in connection with such termination; however, even if our Board of Directors or our shareholders are dissatisfied with our Manager, there are limited circumstances under which we can terminate the Management Agreement.

The Management Agreement has an initial term of approximately 15 years and will automatically renew for subsequent five-year terms provided that certain conditions are met. Our Manager has the right, after five years following the completion of our IPO in March 2010, to terminate the Management Agreement with 12 months’ notice. Our Manager also has the right to terminate the Management Agreement after a dispute resolution process if we have materially breached the Management Agreement.

Our Manager may elect to terminate the Management Agreement upon the sale of all or substantially all of our assets to a third party, our liquidation or after any change of control of our company occurs. If our Manager so elects to terminate the Management Agreement, then our Manager may be paid a termination fee. This termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of December 31, 2011, the termination payment that would be due to Genco is approximately $30.4 million. In addition, our rights to terminate the Management Agreement are limited. Even if we are not satisfied with the Manager’s efforts in managing our business, unless our Manager materially breaches the agreement, we may terminate the Management Agreement only:

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

We are party to a Management Agreement with Genco as our Manager, pursuant to which Genco provides to us commercial, technical, administrative and strategic services, including vessel maintenance, crewing, purchasing, shipyard supervision, insurance and financial services. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance of these services by Genco. Our business will be harmed if Genco fails to perform these services satisfactorily, if it stops providing these services to us for any reason or if it terminates the Management Agreement, as it is entitled to do under certain circumstances. The circumstances under which we are able to terminate the Management Agreement are extremely limited and do not include mere dissatisfaction with our Manager’s performance. In addition, upon any termination of the Management Agreement, we may lose our ability to benefit from economies of scale in purchasing supplies and other advantages that we believe our relationship with Genco provides.

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

Under the Management Agreement, we must pay for vessel operating expenses (including crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses), and in addition for spot or voyage charters, voyage expenses (including bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and conversions). These expenses depend upon a variety of factors, many of which are beyond our or our Manager’s control. Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of a recent increase in the frequency of acts of piracy, have been increasing and may increase in the future. In addition, to the extent we employ our vessels on voyage charters, we will also have to bear the cost of bunkers. The price of bunker fuel may increase in the future. Further, if our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs would decrease our earnings, cash flows and the amount of Cash Available for Distribution to our shareholders.

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

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions.  Our lenders’ interests may be different from ours, and we cannot guarantee that we will be able to obtain our lenders’ permission when needed.  This may prevent us from taking actions that are in our best interest and from executing our business strategy of growth through acquisitions and may restrict or limit our ability to pay dividends and finance our future operations.

Our ability to comply with covenants and restrictions contained in debt instruments also may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, we may fail to comply with these covenants. If we breach any of the restrictions, covenants, ratios or tests in the financing agreements, our obligations may become immediately due and payable, and the lenders’ commitment, if any, to make further loans may terminate. A default under financing agreements could also result in foreclosure on any of our vessels and other assets securing related loans. The occurrence of any of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. The average age of the vessels in our current fleet is approximately 2.0 years as of December 31, 2011.  Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We derive all of our revenues from a small number of charterers.  For the year ended December 31, 2011, 100% of our revenues were derived from four charterers.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley), we will be required to include in this and each of our subsequent future annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm. As our manager, Genco provides substantially all of our financial reporting, and we depend on the procedures they have in place. If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Sarbanes-Oxley requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. While we expect to be able to follow Genco’s model and systems for compliance with Section 404, our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts, and we will depend on Genco for our compliance as Genco personnel will perform our accounting function.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively affect the effectiveness of our management and our results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management and our ability to hire and retain key members of management. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining personnel could have a material adverse effect our business, results of operations, cash flows, financial condition and ability to pay dividends. We do not intend to maintain “key man” life insurance on any of our officers.

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

We are indemnified for legal liabilities incurred while operating our vessels through membership in P&I Associations. P&I Associations are mutual insurance associations whose members must contribute to cover losses sustained by other association members. The objective of a P&I Association is to provide mutual insurance based on the aggregate tonnage of a member’s vessels entered into the association. Claims are paid through the aggregate premiums of all members of the association, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the association. Claims submitted to the association may include those incurred by members of the association, as well as claims submitted to the association from other P&I Associations with which our P&I Association has entered into interassociation agreements. We cannot assure you that the P&I Associations to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

We have to pay U.S. tax on U.S. source income, which reduces our net income and cash flows.

We do not currently qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which we refer to as Section 883. As a result, we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources as described below. To the extent we are subject to such tax, our net income and cash flows will be reduced by the amount of such tax.

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

As of the date of this report, our common stock represents more than 50% of the value of all classes of our stock, but less than 50% of the combined voting power of all classes of our stock. Unless the holders of the Class B stock irrevocably elect to limit their aggregate voting power to 49%, our Class B stock will represent more than 50% of the combined voting power of all classes of our voting stock and will not be treated as primarily and regularly traded on an established securities market in the United States. Therefore, we do not currently qualify for exemption under Section 883. As a result, 50% of our gross shipping income attributable to transportation beginning or ending in the United States, if any, will be subject to a 4% tax without allowance for deductions. While we do not currently anticipate that a significant portion of our shipping income will be U.S. source shipping income, there can be no assurance that this will be the case.  During the years ended December 31, 2011 and 2010, we had U.S operations which resulted in U.S. source shipping income of approximately $3.1 million and $2.5 million, respectively.

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

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a “passive foreign investment company,” which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury regulations.  For purposes of these tests, income derived from the performance of services does not constitute “passive income.” By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business. Based on our planned operations and certain estimates of our gross income and gross assets, we do not believe that we will be a PFIC with respect to any taxable year. In this regard, we treat the gross income we derive or are deemed to derive from our spot chartering activities as services income, rather than rental income. Accordingly, we believe that (1) our income from our spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

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

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless a shareholder makes certain elections available under the Code (which elections could themselves have adverse consequences for such shareholder), such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions and upon any gain from the disposition of our common stock, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common stock.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

The concentration of our capital stock ownership with Genco and its affiliates and the superior voting rights of our Class B stock held by Genco will limit our common stockholders’ ability to influence corporate matters.

Under our amended and restated articles of incorporation, our Class B stock has 15 votes per share, and our common stock has one vote per share resulting in Genco controlling in excess of 50% of the combined voting power of these two classes of stock. However, if holders of a majority of the Class B stock make an irrevocable election to do so, the aggregate voting power of the Class B stock will be limited to a maximum of 49% of the voting power of our outstanding common stock and Class B stock, voting together as a single class. As of December 31, 2011, Genco owns shares of our Class B stock representing 83.41% of the voting power of our outstanding capital stock through its wholly-owned subsidiary, Genco Investments LLC. In addition, pursuant to the subscription agreement between us and Genco Investments LLC, for so long as Genco Investments LLC or its affiliates holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco Investments LLC is entitled to receive an additional number of shares of Class B stock equal to 2% of the number of shares of common stock issued after our IPO was consummated in March 2010, excluding any shares of common stock issuable upon the exercise of the underwriters’ over-allotment option in our IPO or issued as an award or issuable upon exercise of an award under our 2010 Equity Incentive Plan. These additional shares would be issued for no additional consideration unless insufficient surplus exists to cover the par value of such additional shares, in which case Genco Investments LLC will pay us the par value of such shares. In addition, our directors or officers who are affiliated with Genco or other individuals providing services under the Management Agreement who are affiliated with Genco may receive equity awards under our 2010 Equity Incentive Plan.

Through its ownership of our Class B stock, its role as our Manager and the issuance of equity awards to individuals affiliated with Genco, Genco will have substantial control and influence over our management and affairs and over all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual-class stock structure, Genco will continue to be able to control all matters submitted to our shareholders for approval even though it owns significantly less than 50% of the aggregate number of outstanding shares of our common stock and Class B stock. This concentrated control limits our common stockholders’ ability to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

The issuance by us of additional shares of common stock or other equity securities of equal or senior rank will have the following effects:

•                  our existing shareholders’ proportionate ownership interest in us will decrease;

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

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under the 2010 Credit Facility. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements

We have agreed to restrict our ability to issue preferred stock or take other actions that may result in a default under one of Genco’s credit facilities, which may limit how we conduct our business.

So that Genco may comply with a provision in one of its existing credit facilities, our amended and restated articles of incorporation and the Omnibus Agreement provide that we will not issue any shares of preferred stock without the prior written consent of Genco. We therefore do not anticipate that we will be able to issue preferred stock for the foreseeable future. As a result, our options for raising additional capital that we may require for future operations or growth, or our ability to enter into mergers, acquisitions, or other strategic transactions our shareholders may consider to be in our best interests, may be limited. The Omnibus Agreement also provides that we will use our commercially reasonable efforts not to take any action that would result in an event of default under one of Genco’s existing credit facilities or the terms of any future credit facility that Genco may enter into to the extent such terms impose no greater restrictions on Genco’s subsidiaries than this existing credit facility. We may therefore have to take actions or forego opportunities that would otherwise be in our best interests in order to prevent an event of default under one of Genco’s credit facilities. For example, this may restrict, among other things, our ability to make acquisitions or investments in other companies, our ability to borrow generally, the terms we may enter into in another credit facility of our own, or our ability to expand our operations into other lines of business.

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

Advance Notice Requirements for Shareholder Proposals and Director Nominations.

Our amended and restated by-laws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. Generally, to be timely, a shareholder’s notice must be received at our principal executive offices not less than 150 days nor more than 180 days before the date on which we first mailed our proxy materials for the preceding year’s annual meeting. Our amended and restated by-laws also specify requirements as to the form and content of a shareholder’s notice. These provisions may impede a shareholder’s ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

For a description of our vessels, see “Our Fleet” in Item 1, “Business” in this report.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BALT.”  Trading of our common stock on the NYSE commenced on March 10, 2010.  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011
1st Quarter	$11.07	$8.25
2nd Quarter	$9.37	$5.68
3rd Quarter	$5.86	$3.64
4th Quarter	$6.20	$4.17

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2010
1st Quarter*	$14.27	$13.05
2nd Quarter	$14.50	$11.07
3rd Quarter	$12.00	$9.90
4th Quarter	$12.69	$10.14

*March 10, 2010 through March 31, 2010.

As of February 29, 2012, there were approximately 11 holders of record of our common stock.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for the first through the fourth quarter of 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	—	N/A

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 regarding the number of shares of our common stock that may be issued under the 2010 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,299,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,299,000

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the years ended December 31,
	2011	2010	2009 (1)
Income Statement Data:
Revenues	$43,492,085	$32,558,648	$—

Operating Expenses:
Voyage expenses	61,336	166,997	—
Voyage expenses to Parent	559,872	422,129	—
Vessel operating expenses	16,004,698	8,198,378	—
General, administrative and technical management fees	5,585,205	5,044,135	15,820
Management fees to Parent	2,463,750	1,228,500	—
Depreciation and amortization	14,768,703	7,358,789	—
Other operating income	—	(206,000)	—

Total operating expenses	39,443,564	22,212,928	15,820

Operating income (loss)	4,048,521	10,345,720	(15,820)
Other expense	(4,445,074)	(1,945,545)	—
(Loss) income before income taxes	(396,553)	8,400,175	(15,820)
Income tax expense	(34,559)	(77,740)	—
Net (loss) income	$(431,112)	$8,322,435	(15,820)
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.02)	$0.46	$—
Net (loss) income per share - diluted	$(0.02)	$0.46	$—
Net loss per share of Capital Stock — basic and diluted	$—	$—	$(158.20)
Dividends declared and paid per share of common and Class B stock	$0.45	$0.32	$—

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$8,299,646	$5,796,862	$1
Total assets	384,954,527	396,153,718	834,110
Total debt	101,250,000	101,250,000	—
Total shareholders’ equity	281,603,221	289,435,160	(15,819)

Other Data:
Net cash provided by operating activities	$15,378,117	$18,999,340	$—
Net cash used in investing activities	(2,570,106)	(389,801,596)	—
Net cash (used in) provided by financing activities	(10,305,227)	376,599,117	1

EBITDA (2)	$18,784,716	$17,677,256	$(15,820)

(1)         Represents the period from our date of inception, October 6, 2009, through December 31, 2009.

(2)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income (loss) to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income (loss), operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net income (loss) for each of the periods presented above:

	For the Years Ended December 31,
	2011	2010	2009
Net (loss) income	$(431,112)	$8,322,435	$(15,820)
Net interest expense	4,412,566	1,918,292	—
Income tax expense	34,559	77,740	—
Depreciation	14,768,703	7,358,789	—
EBITDA (2)	$18,784,716	$17,677,256	$(15,820)

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

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  Currently, all of our vessels are on spot market-related time charters.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility.  While our intention has been that the 2010 Credit Facility serve as bridge financing for acquisitions, we have not deemed current conditions to be suitable for equity financings to repay debt under our 2010 Credit Facility.  We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to page 4 for a table of all vessels that have been delivered to us.

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

Year ended December 31, 2011 compared to the year ended December 31, 2010

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2011 and 2010.

	For the years ended December 31,		Increase
	2011	2010	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	730.0	310.3	419.7	135.3%
Supramax	1,460.0	963.2	496.8	51.6%
Handysize	1,095.0	361.1	733.9	203.2%

Total	3,285.0	1,634.6	1,650.4	101.0%

Available days (2)
Capesize	730.0	308.4	421.6	136.7%
Supramax	1,460.0	955.9	504.1	52.7%
Handysize	1,095.0	359.2	735.8	204.8%

Total	3,285.0	1,623.5	1,661.5	102.3%

Operating days (3)
Capesize	730.0	306.8	423.2	137.9%
Supramax	1,438.9	939.1	499.8	53.2%
Handysize	1,093.9	356.2	737.7	207.1%

Total	3,262.8	1,602.1	1,660.7	103.7%

Fleet utilization (4)
Capesize	100.0%	99.5%	0.5%	0.5%
Supramax	98.6%	98.2%	0.4%	0.4%
Handysize	99.9%	99.2%	0.7%	0.7%

Fleet average	99.3%	98.7%	0.6%	0.6%

	For the years ended December 31,		Increase
(U.S. dollars)	2011	2010	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,371	$30,860	$(15,489)	(50.2)%
Supramax	13,051	17,921	(4,870)	(27.2)%
Handysize	11,503	14,819	(3,316)	(22.4)%

Fleet average	13,050	19,692	(6,642)	(33.7)%

Daily vessel operating expenses (6)
Capesize	$5,264	$5,081	183	3.6%
Supramax	5,211	5,297	(86)	(1.6)%
Handysize	4,159	4,208	(49)	(1.2)%

Fleet average	4,872	5,016	(144)	(2.9)%

(1)  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us.  Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

(2) We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels.  Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

(3)  We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to unforeseen circumstances.  The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

(4)  We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period.  The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

(5)  We define TCE rates as net voyage revenue (voyage revenues less voyage expenses (including voyage expenses to Parent)) divided by the number of our available days during the period, which is consistent with industry standards.  TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charterhire rates for vessels on voyage charters are generally not expressed in per-day amounts while charterhire rates for vessels on time charters generally are expressed in such amounts.

	For the years ended December 31,
	2011	2010

Voyage revenues	$43,492,085	$32,558,648
Voyage expenses	61,336	166,997
Voyage expenses to Parent	559,872	422,129
	42,870,877	31,969,522
Total available days	3,285.0	1,623.5
Total TCE rate	$13,050	$19,692

(6)  We define daily vessel operating expenses to include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance (excluding drydocking), the costs of spares and consumable stores, tonnage taxes and other miscellaneous expenses.  Daily vessel operating expenses are calculated by dividing vessel operating expenses by ownership days for the relevant period.

Operating Data

The following compares our operating income and net (loss) income for the years ended December 31, 2011 and 2010.

	For the years ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Income Statement Data:
Revenues	$43,492,085	$32,558,648	$10,933,437	33.6%

Operating Expenses:
Voyage expenses	61,336	166,997	(105,661)	(63.3)%
Voyage expenses to Parent	559,872	422,129	137,743	32.6%
Vessel operating expenses	16,004,698	8,198,378	7,806,320	95.2%
General, administrative and technical management fees	5,585,205	5,044,135	541,070	10.7%
Management fees to Parent	2,463,750	1,228,500	1,235,250	100.5%
Depreciation and amortization	14,768,703	7,358,789	7,409,914	100.7%
Other operating income	—	(206,000)	206,000	(100.0)%

Total operating expenses	39,443,564	22,212,928	17,230,636	77.6%

Operating income	4,048,521	10,345,720	(6,297,199)	(60.9)%
Other expense	(4,445,074)	(1,945,545)	(2,499,529)	128.5%
(Loss) income before income taxes	(396,553)	8,400,175	(8,796,728)	(104.7)%
Income tax expense	(34,559)	(77,740)	43,181	(55.5)%
Net (loss) income	$(431,112)	$8,322,435	(8,753,547)	(105.2)%
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.02)	$0.46	$(0.48)	(104.3)%
Net (loss) income per share - diluted	$(0.02)	$0.46	$(0.48)	(104.3)%
Dividends declared and paid per share	$0.45	$0.32	$0.13	40.6%

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$8,299,646	$5,796,862	2,502,784	43.2%
Total assets	384,954,527	396,153,718	(11,199,191)	(2.8)%
Total debt	101,250,000	101,250,000	—	—
Total shareholders’ equity	281,603,221	289,435,160	(7,831,939)	(2.7)%

Other Data:
Net cash provided by operating activities	$15,378,117	$18,999,340	$(3,621,223)	(19.1)%
Net cash used in investing activities	(2,570,106)	(389,801,596)	387,231,490	(99.3)%
Net cash (used in) provided by financing activities	(10,305,227)	376,599,117	(386,904,344)	(102.7)%

EBITDA (1)	$18,784,716	$17,677,256	$1,107,460	6.3%

(1)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  Refer to page

42 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at December 31, 2011 and 2010.

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

Years ended December 31, 2011 and 2010

VOYAGE REVENUES-

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

For the years ended December 31, 2011 and 2010, voyage revenues were $43,492,085 and $32,558,648, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during 2011.

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

The average TCE rate of our fleet was $13,050 a day for the year ended December 31, 2011 as compared to $19,692 for the year ended December 31, 2010.  The decrease was due to lower spot market rates achieved by our vessels during 2011 versus 2010.

During 2011, the Baltic Dry Index, or BDI (a drybulk index) went from a low of 1,043 on February 4, 2011 to a high of 2,173 on October 14, 2011. At December 31, 2010, the index was 1,773. In 2012, the index started off at 1,624 on January 3, 2012 and decreased to a low of 660 as of February 7, 2012.

The BDI displayed considerable weakness in the beginning of 2011 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a record level of newbuilding vessel deliveries for January, while continuous pressure was evident through August 2011, primarily due to severe weather in Brazil and Australia affecting cargo availability. A significant rebound was experienced in the remainder of the year with the BDI doubling in value during October 2011. 2012 has started much the same way as 2011, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output. Given the fact that all of our vessels are chartered at spot market-related rates, we expect that the recent downturn in rates will adversely impact our first quarter 2012 revenues and results of operation.

During 2011 and 2010, we had 3,285.0 and 1,634.6 ownership days, respectively.  The increase in ownership days is a result of a full year of operations during 2011 for the nine vessels delivered during 2010.  Fleet utilization remained relatively stable at 99.3% and 98.7% during 2011 and 2010, respectively.

VOYAGE EXPENSES-

To the extent we operate our vessels on voyage charters in the spot market, we will be responsible for all voyage expenses. Voyage expenses are all expenses unique to a particular voyage, including any bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and commissions.  We expect that our voyage expenses will vary depending on the number of vessels in our fleet and the extent to which we enter into voyage charters in the spot market as opposed to spot market-related time charters, trip charters or vessel pools, in which we would not be responsible for voyage expenses.  At the inception of a spot market-related time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.

For 2011 and 2010, voyage expenses were $61,336 and $166,997, respectively, and consisted of brokerage commissions paid to third parties as well as gains and losses related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters.  The variance in voyage expenses is a result of a full year of operation of our fleet during 2011.  This increase was offset by net gains related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters amounting to $520,717 during 2011.  During 2010, there were net losses related to bunker fuel in the amount of $73,167.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $137,743 to $559,872 during 2011 as compared to $422,129 in 2010. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase was a result of the growth of the fleet offset by lower spot market rates achieved by our vessels during 2011.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7,806,320 to $16,004,698 during 2011 as compared to $8,198,378 in 2010.  The increase was primarily due to a full year of operation of our fleet during 2011.

Daily vessel operating expenses decreased to $4,872 per vessel per day during the year ended December 31, 2011 from $5,016 per vessel per day during the year ended December 31, 2010.  The decrease in daily vessel operating expenses is primarily due to a decrease in insurance expenses and lube expenses.  These decreases were partially offset by increases in spare parts and repairs and maintenance expenses.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  For the first half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,200 per vessel per day.  For the second half of 2011, we budgeted daily vessel operating expenses at a weighted-average rate of $5,000 per vessel per day.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2011 have been $227 below the weighted-average budgeted rate for the year ended December 31, 2011 of approximately $5,099.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have average daily vessel operating expenses during 2012 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$5,900
Supramax	5,400
Handysize	4,800

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,300 during 2012.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include non-cash compensation expense, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 14 — Nonvested Stock Awards in our consolidated financial statements.  Additionally, we incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For 2011 and 2010, general, administrative and technical management fees were $5,585,205 and $5,044,135, respectively.  The increase in general, administrative and technical management fees was primarily a result of an increase in management fees of $590,314 related to the operation of a larger fleet.  During 2012, the management fees per vessel are expected to be the same as during 2011, or approximately $130,000 per vessel.

DEPRECIATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Furthermore, we estimate the residual values of our vessels to be based upon the estimated scrap value of the vessels.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.

Depreciation expense increased by $7,409,914 during 2011 as compared to 2010 as a result of the increase in the size of our fleet.  Depreciation expense for 2011 also reflected a decrease in depreciation of $344,362 due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton.  Refer to Note 2 — Summary of Significant Accounting Policies in our consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

During the year ended December 31, 2010, we recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.  There was no such income recorded during the year ended December 31, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For 2011 and 2010, net interest expense was $4,412,566 and $1,918,292, respectively.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.  As a result of the amendment to the 2010 Credit Facility, which was effective November 30, 2010, the total applicable margin over LIBOR decreased from 3.25% to 3.00%.  The increase in net interest expense was primarily a result of the drawdown of additional debt during the second half of 2010 due to the expansion of our fleet.

INCOME TAX EXPENSE-

For 2011 and 2010, income tax expense was $34,559 and $77,740, respectively.  During 2011, we had United States operations which resulted in United States source income of $3,061,995, which resulted in income tax expense of $34,559.  During the year ended December 31, 2010, we had United States operations which resulted in United States source income of $2,541,424, which resulted in income tax expense of $77,740.  The decrease in income tax expense is a result of an income tax benefit recorded during the year ended December 31, 2011.

Year ended December 31, 2009

Baltic Trading was formed on October 6, 2009 (the “inception date”), under the laws of the Republic of the Marshall Islands.  During the period from the inception date to December 31, 2009 we incurred general, administrative and technical management fees of $15,820, which consisted of costs related to our formation and inspections for the potential purchase of vessels.  As we did not have any operations during the period from the inception date to December 31, 2009, the results of operations are not comparable to the year ended December 31, 2010.

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

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below.  See Note 7 — Debt in our consolidated financial statements for a full description of our 2010 Credit Facility.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter, we paid an upfront fee of $0.3 million.  Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million, which has been capitalized as Deferred financing costs in the consolidated balance sheets.

Effective November 30, 2010, we entered into an amendment to the 2010 Credit Facility with Nordea Bank Finland plc, acting through its New York branch, and Skandinaviska Enskilda Banken AB.  Under the terms of the amended 2010 Credit Facility, the commitment amount increased to $150 million from $100 million and the amounts borrowed bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% previously.  The term of the 2010 Credit Facility has been extended to six years from the previous term of four years and the repayment structure has been modified to provide for 11 semi-annual commitment reductions of $5.0 million each with a balloon payment at the end of the facility.  The amended 2010 Credit Facility will expire on November 30, 2016.  In connection with the amendment to the 2010 Credit Facility, we paid an upfront fee of $1.4 million which has been capitalized as Deferred financing costs in the consolidated balance sheets.

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes.  At December 31, 2011, we have borrowed $1.5 million of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of December 31, 2011, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million.  Additionally, as of December 31, 2011, $38.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $140 million.  Given recent conditions we deem unfavorable for conducting equity financings, we have not used such financings to repay indebtedness under the 2010 Credit Facility, although we may conduct such financings if conditions improve.

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

As of December 31, 2011, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

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

Dividend Policy

We have adopted a dividend policy to pay a variable quarterly dividend equal to our Cash Available for Distribution during the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. Dividends are paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income (loss) less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates.

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for the first through the fourth quarter of 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	—	N/A

The aggregate amount of the dividend declared in 2011 and 2010 was $10,165,665 and $7,192,829, respectively, which we funded from cash on hand.

Our Board of Directors declared a dividend for the fourth quarter of 2011 of $0.13 per share payable on or about March 9, 2012 to all shareholders of record as of March 2, 2012.  Our dividend policy is to pay a variable quarterly dividend equal to our Cash Available for Distribution, during the previous quarter, subject to any reserves our board of directors may from time to time determine are required.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates. We intend to pay dividends on a quarterly basis.

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income” and, as such, will generally be subject to a 15% U.S. federal income tax rate with respect to non-corporate U.S. shareholders that meet certain holding period and other requirements (through 2012). Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

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

•                  Marshall Islands law generally prohibits the payment of a dividend when a company is insolvent or would be rendered insolvent by the payment of such a dividend or when the declaration or payment would be contrary to any restriction contained in the company’s articles of incorporation. Dividends may be declared and paid out of surplus only, but if there is no surplus, dividends may be declared or paid out of the net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year.

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

We have a limited operating history upon which to rely as to whether we will have sufficient cash available to pay dividends on our common stock. In addition, the drybulk vessel spot charter market is highly volatile, and we cannot accurately predict the amount of cash distributions, if any, that we may make in any period. Factors beyond our control may affect the charter market for our vessels, our charterers’ ability to satisfy their contractual obligations to us, and our voyage and operating expenses.

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 was $15.4 million and $19.0 million, respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $0.4 million offset by an increase in the size of our fleet. Lower net income was reported in 2011 compared to 2010, which resulted primarily from lower charter rates achieved in 2011 versus the prior year for the vessels in our fleet and higher depreciation due to the expansion of our fleet and the operation of our fleet for the full twelve month period in 2011, as our fleet was acquired in the second through fourth quarters of 2010.

Net cash used in investing activities was $2.6 million for the year ended December 31, 2011 due to vessel related purchases. For the year ended December 31, 2010, cash used in investing activities was $389.8 million and primarily related to the purchase of the nine vessels in our fleet.

Net cash used in financing activities for the year ended December 31, 2011 was $10.3 million and consisted primarily of $10.2 million in cash dividends paid. For the year ended December 31, 2010, cash provided by financing activities was $376.6 million and primarily consisted of $214.5 million of proceeds from the issuance of common stock, $75.0 million of capital contributions from Genco, and $101.3 million of proceeds from the 2010 Credit Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2011.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250,000	$—	$—	$101,250,000
Interest and borrowing fees	17,928,736	7,675,147	7,200,853	3,052,736
Total	$119,178,736	$7,675,147	$7,200,853	$104,302,736

Future interest expense has been estimated using 0.3125% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate that we will not have any drydocking costs for our fleet through 2013 as we estimate that none of our vessels will be drydocked during 2012 or 2013.

We did not incur any drydocking costs during the years ended December 31, 2011 and 2010.

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

Time Charters Acquired

When a vessel is acquired with an existing time charter, we allocate the purchase price of the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management’s estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to voyage revenues over the remaining term of the charter.

During the years ended December 31, 2011 and 2010, we did not acquire vessels with existing time charters for which there was a significant difference between the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the year ended December 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.3 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at December 31, 2011 and 2010.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2011.  For all of our vessels, the vessel valuations for covenant compliance purposes under our 2010 Credit Facility as of December 31, 2011 were lower than their carrying values at December 31, 2011.  The amount by which the carrying value at December 31, 2011 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $7.4 million to $24.2 million per vessel.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $11.4 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2009	$33,358
Baltic Panther	2009	2010	33,436
Baltic Cougar	2009	2010	33,588
Baltic Jaguar	2009	2010	33,489
Baltic Bear	2010	2010	69,835
Baltic Wolf	2010	2010	69,333
Baltic Wind	2009	2010	32,008
Baltic Cove	2010	2010	32,306
Baltic Breeze	2010	2010	32,868
TOTAL			$370,221

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

We concluded at December 31, 2011 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (73% - 404% of carrying value).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 2.0 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2011.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends. Specifically, we utilize the rates currently in effect for the duration of their current spot market-related time charters.  For periods of time where our vessels are not fixed on such charters, we utilize an estimated daily time charter equivalent for our vessels based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by short term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis —Results of Operations—Voyage Revenues.”

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $245 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2011 and December 31, 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that provides us with bridge financing for completed and potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $1,026,563 in interest expense for the year ended December 31, 2011.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baltic Trading Limited
Consolidated financial statements as of December 31, 2011 and 2010 and for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009
Index to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and December 31, 2010, and for the period from October 6, 2009 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltic Trading Limited and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from October 6, 2009 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

Baltic Trading Limited

Consolidated Balance Sheets as of December 31, 2011
and December 31, 2010

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,299,646	$5,796,862
Due from charterers, net	1,652,789	666,007
Prepaid expenses and other current assets	2,467,436	2,392,838
Total current assets	12,419,871	8,855,707

Noncurrent assets:
Vessels, net of accumulated depreciation of $22,106,977 and $7,352,729, respectively	370,221,281	384,590,337
Fixed assets, net of accumulated depreciation of $20,515 and $6,060, respectively	22,929	37,384
Deferred financing costs, net of accumulated amortization of $736,994 and $269,976, respectively	2,290,446	2,670,290
Total noncurrent assets	372,534,656	387,298,011

Total assets	$384,954,527	$396,153,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,972,218	$3,345,266
Deferred revenue	70,440	385,288
Due to Parent	58,648	1,738,004
Total current liabilities	2,101,306	5,468,558

Noncurrent liabilities:
Long-term debt	101,250,000	101,250,000
Total noncurrent liabilities:	101,250,000	101,250,000

Total liabilities	103,351,306	106,718,558

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding17,001,000 and 16,883,500 shares at December 31, 2011 and 2010, respectively	170,010	168,835
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at December 31, 2011 and 2010	56,991	56,991
Additional paid-in capital	280,923,195	288,095,548
Retained earnings	453,025	1,113,786
Total shareholders’ equity	281,603,221	289,435,160

Total liabilities and shareholders’ equity	$384,954,527	$396,153,718

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	October 6, 2009 through December 31, 2009

Revenues	$43,492,085	$32,558,648	$—

Operating expenses:
Voyage expenses	61,336	166,997	—
Voyage expenses to Parent	559,872	422,129	—
Vessel operating expenses	16,004,698	8,198,378	—
General, administrative and technical management fees	5,585,205	5,044,135	15,820
Management fees to Parent	2,463,750	1,228,500	—
Depreciation	14,768,703	7,358,789	—
Other operating income	—	(206,000)	—

Total operating expenses	39,443,564	22,212,928	15,820

Operating income (loss)	4,048,521	10,345,720	(15,820)

Other (expense) income:
Other expense	(32,508)	(27,253)	—
Interest income	9,349	236,451	—
Interest expense	(4,421,915)	(2,154,743)	—

Other expense, net	(4,445,074)	(1,945,545)	—

(Loss) income before income taxes	(396,553)	8,400,175	(15,820)
Income tax expense	(34,559)	(77,740)	—

Net (loss) income	$(431,112)	$8,322,435	$(15,820)

Net (loss) income per share of common and Class B stock:
Net (loss) income per share-basic	$(0.02)	$0.46	$—
Net (loss) income per share-diluted	$(0.02)	$0.46	$—
Net loss per share of Capital Stock — basic and diluted	$—	$—	$(158.20)
Dividends declared and paid per share of common and Class B Stock	$0.45	$0.32	$—

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statement of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009

	Capital Stock Par Value	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	Retained Earnings (Deficit)	Total
Balance — October 6, 2009	$—	$—	$—	$—	$—	$—

Net loss					(15,820)	(15,820)

Issuance of 100 shares of capital stock	1					1

Balance — December 31, 2009	$1	$—	$—	$—	$(15,820)	$(15,819)

Net income					8,322,435	8,322,435

Capital contribution from Parent and exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	(1)		56,991	74,943,010		75,000,000

Cash dividends paid ($0.32 per share)					(7,192,829)	(7,192,829)

Issuance of 16,300,000 shares of common stock		163,000		210,266,825		210,429,825

Issuance of 583,500 shares of nonvested common stock		5,835		(5,835)		—

Nonvested stock amortization				2,891,548		2,891,548

Balance — December 31, 2010	$—	$168,835	$56,991	$288,095,548	$1,113,786	$289,435,160

Net loss					(431,112)	(431,112)

Cash dividends paid ($0.45 per share)				(9,936,016)	(229,649)	(10,165,665)

Issuance of 117,500 shares of nonvested common stock		1,175		(1,175)		—

Nonvested stock amortization				2,764,838		2,764,838

Balance — December 31, 2011	$—	$170,010	$56,991	$280,923,195	$453,025	$281,603,221

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	October 6, 2009 through December 31, 2009
Cash flows from operating activities:
Net (loss) income	$(431,112)	$8,322,435	$(15,820)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	14,768,703	7,358,789	—
Amortization of deferred financing costs	467,018	269,976	—
Amortization of nonvested stock compensation expense	2,764,838	2,891,548	—
Change in assets and liabilities:
Increase in due from charterers	(986,782)	(666,007)	—
Increase in prepaid expenses and other current assets	(74,598)	(2,392,838)	—
(Decrease) increase in accounts payable and accrued expenses	(214,179)	2,186,398	—
(Decrease) increase in due to Parent	(600,923)	643,751	15,820
(Decrease) increase in deferred revenue	(314,848)	385,288	—
Net cash provided by operating activities	15,378,117	18,999,340	—
Cash flows from investing activities:
Purchase of vessels, including deposits	(2,570,106)	(389,758,152)	—
Purchase of other fixed assets	—	(43,444)	—
Net cash used in investing activities	(2,570,106)	(389,801,596)	—
Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	101,250,000	—
Capital contribution from Parent	—	75,000,000	—
Cash dividends paid	(10,166,565)	(7,191,929)	—
Proceeds from issuance of capital stock	—	—	1
Proceeds from issuance of common stock	—	214,508,000	—
Payments of common stock issuance costs	—	(4,078,175)	—
Payment of deferred financing costs	(138,662)	(2,888,779)	—
Net cash (used in) provided by financing activities	(10,305,227)	376,599,117	1
Net increase in cash and cash equivalents	2,502,784	5,796,861	1
Cash and cash equivalents at beginning of period	5,796,862	1	—
Cash and cash equivalents at end of year	$8,299,646	$5,796,862	$1

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009

1 - GENERAL INFORMATION

The accompanying consolidated financial statements include the accounts of Baltic Trading Limited (“Baltic Trading”) and its wholly-owned subsidiaries (collectively, the “Company”).  The Company was formed to own and employ drybulk vessels in the spot market.  The spot market represents immediate chartering of a vessel, usually for single voyages, or employing vessels on spot market-related time charters.  Baltic Trading was formed on October 6, 2009 (the “inception date”) under the laws of the Republic of the Marshall Islands.

At December 31, 2011, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

On March 15, 2010, the Company completed its initial public offering (“IPO”) of 16,300,000 common shares at $14.00 per share, which resulted in gross proceeds of $228,200,000.  After underwriting commissions and other registration expenses, the Company received net proceeds of $210,429,825 to be used by the Company for completion of the acquisition of its initial fleet of vessels, as well as for working capital purposes.

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

As of December 31, 2011 and 2010, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.11% and 25.24% ownership interest in the Company, respectively, and 83.41% and 83.51% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

If a vessel is acquired with an existing time charter, the Company allocates the purchase price to the vessel and the time charter based on, among other things, vessel market valuations and the present value (using an interest rate which reflects the risks associated with the acquired charters) of the difference between (i) the contractual amounts to be paid pursuant to the charter terms and (ii) management’s estimate of the fair market charter rate, measured over a period equal to the remaining term of the charter.  The capitalized above-market (assets) and below-market (liabilities) charters are amortized as a reduction or increase, respectively, to revenues over the remaining term of the charter.

Segment reporting

Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of various drybulk cargoes with its fleet of vessels.

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated primarily from spot market-related time charters.  A spot market-related time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for a payment based on a specified percentage of the average daily rates as published by the Baltic Dry Index.  In these spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net (gains)/losses of ($520,717) and $73,167 during the years ended December 31, 2011 and 2010, respectively.  There were no net (gains)/losses related to bunkers during the period from the inception date to December 31, 2009.

The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the Baltic Dry Index for each respective billing period.  As such, the revenue earned by the Company’s vessels is subject to the fluctuations of the spot market.  The Company recognizes voyage expenses when incurred.

Other operating income

During the year ended December 31, 2010, the Company recorded other operating income of $206,000 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records a provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2011 and 2010, the Company had a reserve of $51,682 and $36,968, respectively, against the due from charterers balance and an additional accrual of $2,400 and $86,738, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Due to Parent

Due to Parent consists of amounts due to Genco, which consists primarily of fees payable to the Parent pursuant to the Management Agreement between the Company and Genco for commercial, technical, administrative and strategic services necessary to support the Company’s business.

Vessel operating expenses

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses.  Vessel operating expenses are recognized when incurred.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2011 and 2010 and for the period from inception to December 31, 2009 was $14,754,248, $7,352,729 and $0, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the year ended December 31, 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $344,362.  The decrease in depreciation expense resulted in a $0.02 change to the basic and diluted net loss per share during the year ended December 31, 2011.  The basic and diluted net loss per share would have been ($0.04) per share if there was no change in the estimated scrap value.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation.  Depreciation expense is based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Computer equipment	3 years

Impairment of long-lived assets

The Company follows Accounting Standards Codification (“ASC”) Subtopic 360-10, “Property, Plant and

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

For the years ended December 31, 2011 and 2010, no impairment charges were recorded on the Company’s long-lived assets.

Deferred financing costs

Deferred financing costs consist of fees, commissions and legal expenses associated with obtaining loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related loan facility and are included in interest expense.

Cash and cash equivalents

The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the years ended December 31, 2011 and 2010, the Company had United States operations which resulted in United States source income of $3,061,995 and $2,541,424, respectively.  The Company’s estimated United States income tax expense for the years ended December 31, 2011 and 2010 was $34,559 and $77,740, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”) for nonvested stock issued under its equity incentive plan.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

Accounting estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include vessel valuations, the valuation of amounts due from charterers, performance claims, residual value of vessels and the useful life of vessels.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of its revenues from eight customers and four customers during 2011 and 2010, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2011 and 2010.

For the year ended December 31, 2011, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A., Resource Marine PTE Ltd. (part of the Macquarie group of companies), AMN Bulkcarriers Inc. and Swissmarine Services S.A., which represented 44.99%, 13.70%, 11.19% and 10.61% of revenues, respectively.  For the year ended December 31, 2010, there were four customers that individually accounted for more than 10% of revenues, Oldendorff GMBH and Co. KG. Lubeck, Cargill International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 29.26%, 46.65%, 12.35% and 11.74% of revenues, respectively.

The Company maintains all of its cash and cash equivalents with one financial institution.  The Company’s cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2011 and 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

3 - CASH FLOW INFORMATION

For the year ended December 31, 2011, the Company did not have non-cash investing or financing activities not included in the Consolidated Statement of Cash Flows.

For the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $1,106,481 for the purchase of vessels.  For the year ended December 31, 2010, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $1,078,433 for the purchase of vessels.  Additionally, for the year ended December 31, 2010, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $51,487 associated with deferred financing fees and $900 associated with dividend payments due to Peter C. Georgiopoulos, Chairman of the Board.  All such amounts were paid during 2011.

For the period from inception to December 31, 2009, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $834,109 associated with deferred registration costs paid for by the Parent.

During the years ended December 31, 2011 and 2010 and the period from inception to December 31, 2009, cash paid for interest, net of amount capitalized, was $4,227,861, $1,587,435 and $0, respectively.

During the years ended December 31, 2011 and 2010 and the period from inception to December 31, 2009, cash paid for estimated income taxes was $60,896, $40,000 and $0, respectively.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The grant date fair value of such nonvested stock was $86,500. Additionally, on December 21, 2011, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $514,500.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such nonvested stock was $6,524,000 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock will vest ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Additionally, on March 15, 2010, the Company

made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The grant date fair value of such nonvested stock was $175,000 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such restricted stock was $1,118,250.  Both of these grants of restricted stock vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of restricted stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

4 - VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar Management Corporation group of companies for an aggregate purchase price of approximately $99,750,000.  Total vessel deposits of $9,975,000 were made during the second quarter of 2010.  Two of the vessels were delivered during August 2010 and the remaining vessel was delivered during October 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).  The Company financed the purchase price of the aforementioned acquisitions utilizing the 2010 Credit Facility for bridge financing.

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

Refer to Note 1 — General Information for the dates on which the aforementioned vessels were delivered.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2011 and 2010 was $0 and $41,117, respectively.

5 - EARNINGS PER COMMON SHARE

The computation of net (loss) income per share of common stock and Class B shares is in accordance with ASC 260 — “Earnings Per Share,” using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 545,750 nonvested shares outstanding at December 31, 2011 (see Note 14 — Nonvested Stock Awards), 12,500 shares are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

Under the Company’s Amended and Restated Articles of Incorporation, the rights, including dividend rights, of the holders of the Company’s common and Class B shares are identical, except with respect to voting.  Further, the Company’s Amended and Restated Articles of Incorporation and Marshall Islands law embody safeguards against modifying the identical rights of the Company’s common stock and Class B stock to dividends.  Specifically, Marshall Islands law provides that amendments to the Company’s Amended and Restated Articles of Incorporation which would have the effect of adversely altering the powers, preferences, or special rights of a given class of stock (in this case the right of the Company’s common stock to receive an equal dividend to any declared on the Company’s Class B stock) must be approved by the class of stock adversely affected by the proposed amendment.  As a result, and in accordance with ASC 260 — “Earnings Per Share,” the undistributed earnings are allocated based on the contractual participation rights of the common and Class B shares as if the earnings for the year had been distributed.  As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.  Further, as the conversion of Class B shares is assumed in the computation of the diluted net income per share of common stock, the undistributed earnings are equal to net income for that computation.

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

	Year Ended December 31, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(319,967)	$(111,145)

Denominator:
Weighted-average shares outstanding, basic	16,406,580	5,699,088

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share:
Numerator:
Allocation of loss	$(319,967)	$(111,145)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,675,735)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	2,564,590	—
Allocation of loss	$(431,112)	$(111,145)

Denominator:
Weighted-average shares outstanding used in basic computation	16,406,580	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,105,668	5,699,088

Diluted net loss per share	$(0.02)	$(0.02)

	Year Ended December 31, 2010
	Capital Stock	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$—	$6,129,001	$2,193,434

Denominator:
Weighted-average shares outstanding, basic	17	13,263,288	4,746,638

Basic net income per share	$—	$0.46	$0.46

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$—	$6,129,001	$2,193,434
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	—	369,726	—
Reallocation of dividends paid as a result of conversion of Class B to common shares		1,823,708	—
Reallocation of undistributed earnings to Class B shares	—	—	(3,750)
Allocation of earnings	$—	$8,322,435	$2,189,684

Denominator:
Weighted-average shares outstanding used in basic computation	17	13,263,288	4,746,638
Add:
Conversion of Class B to common shares	—	4,746,638	—
Dilutive effect of nonvested stock awards	—	30,843	—

Weighted-average shares outstanding, diluted	17	18,040,769	4,746,638

Diluted net income per share	$—	$0.46	$0.46

6 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these consolidated financial statements.

During the years ended December 31, 2011 and 2010, the Company incurred legal services aggregating $0 and $156,090, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2011 and 2010, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the year ended December 31, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $653,663 and $646,116, respectively.  At December 31, 2011 and 2010, $101,082 and $137,993 remained outstanding to Aegean, respectively.

During the years ended December 31, 2011 and 2010, the Company incurred other expenditures totaling $2,985 and $0, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  As of December 31, 2011 and 2010, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the years ended December 31, 2011 and 2010, the Company incurred internal audit service fees of $35,183 and $34,684, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At December 31,

2011 and 2010, the amount due to Genco from the Company was $11,214 and $14,763, respectively, for such services and is included in due to Parent.

During the years ended December 31, 2011 and 2010, Genco, the Company’s Parent, incurred costs of $90,693 and $337,235, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2011 and 2010, the amount due to Genco from the Company was $448 and $68,572, respectively, for such costs and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Company’s Management Agreement with Genco.  For the years ended December 31, 2011 and 2010, the Company incurred costs of $3,023,622 and $5,490,783, respectively, pursuant to the Management Agreement with Genco.  At December 31, 2011, the amount due to Genco of $46,986 included $46,986 of commercial service fees.  At December 31, 2010 the amount due to Genco of $1,654,669 included $1,044,500 of sales and purchase fees, $411,750 of technical service fees and $198,419 of commercial service fees.

7 - DEBT

On April 16, 2010, the Company entered into a $100,000,000 senior secured revolving credit facility (the “2010 Credit Facility”) with Nordea Bank Finland plc, acting through its New York branch.  An amendment to the $100,000,000 senior secured was entered into by the Company effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Credit Facility from $100,000,000 to $150,000,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, the Company paid an upfront fee of $312,500.  Additionally, upon executing the original 2010 Credit Facility, the Company paid the remaining upfront fee of $937,500, for total fees of $1,250,000.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, the Company paid an upfront fee of $1,350,000.  Of the total original facility amount of $150,000,000, $25,000,000 is available for working capital purposes.  As of December 31, 2011, total available working capital borrowings were $23,500,000 as $1,500,000 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2011, $38,750,000 remained available under the 2010 Credit Facility as total drawdowns of $101,250,000 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze and the total commitment was reduced to $140,000,000 on November 30, 2011.  Refer to Note 4 — Vessel Acquisitions for further information regarding these vessel deposits and acquisitions.

The Company intends to use the 2010 Baltic Trading Credit Facility primarily for bridge financing for future vessel acquisitions.  Pursuant to the amended 2010 Credit Facility, the total commitment of $150,000,000 will be reduced in 11 consecutive semi-annual reductions of $5,000,000 which commenced on the six month anniversary of the effective date, or May 31, 2011.  On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

Borrowings under the 2010 Credit Facility are secured by liens on the Company’s initial vessels and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels

All amounts owing under the 2010 Credit Facility are also secured by the following:

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

The amended 2010 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter:

•                        Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $5,000,000 during the first year following the amendment, or until November 30, 2011.  Beginning December 1, 2011, cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750,000 per vessel for all vessels in the Company’s fleet.

•                        Consolidated net worth must not be less than (i) $232,796,091 plus (ii) 50% of the value of any subsequent primary equity offerings of the Company.

•                        The aggregate fair market value of the mortgaged vessels must at all times be at least 140% of the aggregate outstanding principal amount under the 2010 Credit Facility.

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of December 31, 2011.

The following table sets forth the repayment of the outstanding debt of $101,250,000 at December 31, 2011 under the 2010 Credit Facility:

Year Ending December 31,	Total

2012	$—
2013	—
2014	—
2015	1,250,000
2016	100,000,000

Total debt	$101,250,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Year Ended December 31,		Period from inception to December 31,
	2011	2010	2009
Effective Interest rate (excluding impact of unused commitment fees)	3.29%	3.48%	—
Range of Interest Rates (excluding impact of unused commitment fees)	3.25% to 3.33%	3.27% to 3.60%	—

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, which are equal to such instrument’s carrying values at December 31, 2011 and 2010, are as follows:

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$8,299,646	$5,796,862
Floating rate debt	101,250,000	101,250,000

The fair value of floating rate debt under the 2010 Credit Facility is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving Credit Facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at December 31, 2011 and 2010 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 31, 2010
Lubricant inventory and other stores	$1,603,457	$1,317,904
Prepaid items	729,911	696,532
Insurance receivable	15,965	325,240
Other	118,103	53,162
Total	$2,467,436	$2,392,838

10 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are being amortized over the life of the related loan facility, and are included in interest expense.  Upon the effective date of the amendment to the 2010 Credit Facility on November 30, 2010, the net unamortized deferred financing costs of $1,294,256 associated with securing the original 2010 Credit Facility began being amortized over the remaining life of the amended 2010 Credit Facility.  Refer to Note 7 — Debt for further information regarding the amendment to the 2010 Credit Facility.  The additional fees associated with securing the amendment to the 2010 Credit Facility are being amortized over the life of the amended credit facility.

The Company has unamortized deferred financing costs of $2,290,446 and $2,670,290 at December 31, 2011 and 2010, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of December 31, 2011 and 2010 was $736,994 and $269,976, respectively.  The Company has incurred deferred financing costs of $3,027,440 and $2,940,266 for the existing 2010 Credit Facility as of December 31, 2011 and 2010, respectively, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the years ended December 31, 2011 and 2010 and for the period from inception to December 31, 2009 was $467,018, $269,976 and $0, respectively.

11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$447,497	$1,378,822
Accrued vessel operating expenses	1,441,752	1,529,007
Accrued general and administrative expenses	82,969	437,437
Total	$1,972,218	$3,345,266

12 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2011	December 31, 2010
Fixed assets:
Computer equipment, at cost	$43,444	$43,444
	43,444	43,444
Less: accumulated depreciation	20,515	6,060
Total	$22,929	$37,384

Depreciation expense for fixed assets for the years ended December 31, 2011 and 2010 and for the period from inception to December 31, 2009 was $14,455, $6,060 and $0, respectively.

13 — REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the year ended December 31, 2011 was $43,492,085.  Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Cougar for the year ended December 31, 2010 was $32,558,648.  Future minimum time charter revenue cannot be estimated as the Company’s vessels are currently on spot market-related time charters and future spot rates cannot be estimated.  The spot market-related time charters that the Company’s vessels are currently employed on have contracted expiration dates that range from March 2012 to July 2014.

14- NONVESTED STOCK AWARDS

On March 3, 2010, the Company’s Board of Directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Plan”).  Under the Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to the Company or Genco whom the compensation committee (or other committee of the Board of Directors) believes are key to the Company’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.  The aggregate number of shares of common stock available for award under the Plan is 2,000,000 shares.

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, made in connection with the Company’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to directors made following the Company’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting, which is expected to be held in May 2012.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of the Company’s restricted stock awards for the two years ended December 31, 2011:

	Year Ended December 31,
	2011		2010
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	583,500	$13.40	—	$—
Granted	117,500	5.11	583,500	13.40
Vested	(155,250)	13.43	—	—
Forfeited	—	—	—	—

Outstanding at December 31	545,750	$11.60	583,500	$13.40

The total fair value of shares that vested under the Plan during the year ended December 31, 2011 was $1,274,655.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  No shares under the Plan vested during the year ended December 31, 2010.

For the years ended December 31, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Year Ended December 31,
	2011	2010
General, administrative and technical management fees	$2,764,838	$2,891,548

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2011, unrecognized compensation cost of $2,761,863 related to nonvested stock will be recognized over a weighted average period of 2.58 years.

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

16 — COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. As of December 31, 2011, the termination payment that would be due to Genco is approximately $30.4 million.  Refer to Note 6 — Related Party Transactions for any costs incurred during the years ended December 31, 2011 and 2010 pursuant to the Management Agreement.

17 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share amounts)
Revenues	$9,543	$9,914	$10,898	$13,137	$—	$6,991	$10,407	$15,161
Operating (loss) income	(584)	802	914	2,917	(484)	2,856	3,201	4,773
Net (loss) income	(1,693)	(353)	(195)	1,810	(510)	2,602	2,535	3,696

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - Basic	$(0.08)	$(0.02)	$(0.01)	$0.08	$(0.09)	$0.12	$0.12	$0.17
Net (loss) income per share - Diluted	$(0.08)	$(0.02)	$(0.01)	$0.08	$(0.09)	$0.12	$0.12	$0. 17
Dividends declared and paid per share of common and Class B Stock	$0.17	$0.06	$0.10	$0.12	$—	$—	$0.16	$0.16

18 - SUBSEQUENT EVENTS

On February 16, 2012, the Company declared a dividend of $0.13 per share to be paid on or about March 9, 2012 to shareholders of record as of March 2, 2012.  The aggregate amount of the dividend is expected to be approximately $3.0 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent registered public accounting firm regarding the Company’s accounting or financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 58 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the internal control over financial reporting of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011 (the “2012 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2012 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.baltictrading.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2012 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2012 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2012 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.15	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.16	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.17	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(6)

10.18	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(8)

10.19	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(9)

10.20	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(9)

10.21	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(9)

10.22	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(10)

10.23

Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(11)

14.1	Code of Ethics.(7)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2011 and 2010 and for the period from October 6, 2009 (Date of Inception) through December 31, 2009. **

(*)	Filed herewith.

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.
(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.
(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.
(5)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.
(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.
(7)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.
(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.
(9)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.
(10)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on February 29, 2012.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ George Wood	DIRECTOR
George Wood

/s/ Edward Terino	DIRECTOR
Edward Terino

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.15	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.16	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.17	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(6)

10.18	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(8)

10.19	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(9)

10.20	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(9)

10.21	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(9)

10.22	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(10)

10.23

Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(11)

14.1	Code of Ethics.(7)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from October 6, 2009 (Date of Inception) through December 31, 2009, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2011 and 2010 and for the period from October 6, 2009 (Date of Inception) through December 31, 2009. **

(*)	Filed herewith.

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.

(5)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(7)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(9)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(10)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.