Form 10-Q
period 2012-03-31
Baltic Trading Ltd
filed 2012-05-10
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2012: common stock, $0.01 per share — 17,001,000 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

 (Unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$5,173	$8,300
Due from charterers, net of a reserve of $43 and $52, respectively	827	1,653
Prepaid expenses and other current assets	3,295	2,467
Total current assets	9,295	12,420

Noncurrent assets:
Vessels, net of accumulated depreciation of $25,787 and $22,107, respectively	366,542	370,222
Fixed assets, net of accumulated depreciation of $24 and $20, respectively	25	23
Deferred financing costs, net of accumulated amortization of $853 and $737, respectively	2,174	2,290
Total noncurrent assets	368,741	372,535

Total assets	$378,036	$384,955

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,935	$1,972
Deferred revenue	66	71
Due to Parent	17	59
Total current liabilities	2,018	2,102

Noncurrent liabilities:
Long-term debt	101,250	101,250
Total noncurrent liabilities:	101,250	101,250

Total liabilities	103,268	103,352

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 17,001,000 shares at March 31, 2012 and December 31, 2011	170	170
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at March 31, 2012 and December 31, 2011	57	57
Additional paid-in capital	278,544	280,923
(Accumulated deficit) retained earnings	(4,003)	453
Total shareholders’ equity	274,768	281,603

Total liabilities and shareholders’ equity	$378,036	$384,955

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in thousands, Except for Net Loss Per Share and Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$6,294	$9,543

Operating expenses:
Voyage expenses	53	83
Voyage expenses to Parent	81	122
Vessel operating expenses	3,922	3,927
General, administrative, and technical management fees	1,309	1,752
Management fees to Parent	614	607
Depreciation	3,683	3,637

Total operating expenses	9,662	10,128

Operating loss	(3,368)	(585)

Other (expense) income:
Other expense	(8)	(18)
Interest income	2	3
Interest expense	(1,075)	(1,099)

Other expense, net	(1,081)	(1,114)

Loss before income taxes	(4,449)	(1,699)
Income tax (expense) benefit	(7)	5

Net loss	$(4,456)	$(1,694)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.20)	$(0.08)
Net loss per share-diluted	$(0.20)	$(0.08)
Dividends declared and paid per share of common and Class B Stock	$0.13	$0.17

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(4,456)	(4,456)

Cash dividends paid ($0.13 per share)			(2,951)		(2,951)

Nonvested stock amortization			572		572

Balance — March 31, 2012	$170	$57	$278,544	$(4,003)	$274,768

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2011	$169	$57	$288,095	$1,114	$289,435

Net loss				(1,694)	(1,694)

Cash dividends paid ($0.17 per share)			(3,609)	(230)	(3,839)

Nonvested stock amortization			945		945

Balance — March 31, 2011	$169	$57	$285,431	$(810)	$284,847

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,456)	$(1,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,683	3,637
Amortization of deferred financing costs	117	111
Amortization of nonvested stock compensation expense	572	945
Change in assets and liabilities:
Decrease in due from charterers	826	58
Increase in prepaid expenses and other current assets	(828)	(495)
Decrease in accounts payable and accrued expenses	(42)	(157)
Decrease in due to Parent	(43)	(603)
Decrease in deferred revenue	(5)	(99)

Net cash (used in) provided by operating activities	(176)	1,703

Cash flows from investing activities:
Purchase of vessels, including deposits	—	(953)

Net cash used in investing activities	—	(953)

Cash flows from financing activities:
Cash dividends paid	(2,951)	(3,840)
Payment of deferred financing costs	—	(54)

Net cash used in financing activities	(2,951)	(3,894)

Net decrease in cash and cash equivalents	(3,127)	(3,144)

Cash and cash equivalents at beginning of period	8,300	5,797

Cash and cash equivalents at end of period	$5,173	$2,653

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

(U.S. Dollars in Thousands, Except Per Share and Share Data)

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

At March 31, 2012, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

On March 15, 2010, the Company completed its initial public offering (“IPO”) of 16,300,000 common shares at $14.00 per share, which resulted in gross proceeds of $228,200.  After underwriting commissions and other registration expenses, the Company received net proceeds of $210,430 to be used by the Company for completion of the acquisition of its initial fleet of vessels as well as for working capital purposes.

Prior to the IPO, the Company was a wholly-owned subsidiary of Genco Investments LLC, which in turn is a wholly-owned subsidiary of Genco Shipping & Trading Limited (“Genco” or “Parent”).  After the completion of the IPO and issuance of restricted shares, Genco owned, directly or indirectly, 5,699,088 shares of the Company’s Class B stock, representing a 25.35% ownership interest in the Company and 83.59% of the aggregate voting power of the Company’s outstanding shares of voting stock.  Genco made a capital contribution of $75,000 and surrendered 100 shares of capital stock in connection with Genco’s subscription for 5,699,088 of the Company’s Class B stock pursuant to the subscription agreement entered into between Genco and the Company.  Additionally, pursuant to the subscription agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued in the future, other than shares issued under the Company’s 2010 Equity Incentive Plan.

As of March 31, 2012 and December 31, 2011, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.11% ownership interest in the Company, and 83.41% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2012 and 2011 was $3,680 and $3,635, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245/lwt times the weight of the ship in lightweight tons (lwt).

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation.  Depreciation expense is based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Computer equipment	3 years
Vessel equipment	2-15 years

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2012 and 2011, the Company had United States operations which resulted in United States source income of $366 and $1,063, respectively.  The Company’s estimated United States income tax expense for the three months ended March 31, 2012 was $7.  The Company’s estimated United States income tax benefit for the three months ended March 31, 2011 was $5.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2012 and December 31, 2011, the Company had an accrual of $32 and $2, respectively, related to these estimated customer claims.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2012, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $6 for the purchase of fixed assets.

For the three months ended March 31, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $805 for the purchase of vessels, including deposits. For the three months ended March 31, 2011, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of $712 for the purchase of vessels, including deposits. Additionally, for the three months ended March 31, 2011 the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in prepaid expenses and other current assets as of March 31, 2011 consisting of $5 associated with the purchase of vessels, including deposits.

During the three months ended March 31, 2012 and 2011, cash paid for interest, net of amounts capitalized, was $960 and $986, respectively.

During the three months ended March 31, 2012 and 2011, cash paid for estimated income taxes was $0 and $11, respectively.

4 - NET LOSS PER COMMON AND CLASS B SHARES

The computation of net (loss) income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 429,250 nonvested shares outstanding at March 31, 2012 (see Note 13 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	Three Months Ended March 31, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,312)	$(1,144)

Denominator:
Weighted-average shares outstanding, basic	16,477,014	5,699,088

Basic net loss per share	$(0.20)	$(0.20)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,312)	$(1,144)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,885)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	741	—
Allocation of loss	$(4,456)	$(1,144)

Denominator:
Weighted-average shares outstanding used in basic computation	16,477,014	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,176,102	5,699,088

Diluted net loss per share	$(0.20)	$(0.20)

	Three Months Ended March 31, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,256)	$(438)

Denominator:
Weighted-average shares outstanding, basic	16,324,367	5,699,088

Basic net loss per share	$(0.08)	$(0.08)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,256)	$(438)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,407)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	969	—
Allocation of loss	$(1,694)	$(438)

Denominator:
Weighted-average shares outstanding used in basic computation	16,324,367	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,023,455	5,699,088

Diluted net loss per share	$(0.08)	$(0.08)

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the three months ended March 31, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $242 and $226, respectively.  At March 31, 2012 and December 31, 2011, $110 and $101 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the three months ended March 31, 2012 and 2011, the Company incurred internal audit service fees of $10 and $5, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 15 — Commitments and Contingencies for further information regarding the Management Agreement).  At March 31, 2012 and December 31, 2011, the amount due to Genco from the Company was $2 and $11, respectively, for such services and is included in due to Parent.

During the three months ended March 31, 2012 and 2011, Genco, the Company’s parent, incurred costs of $2 and $14 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At March 31, 2012, the amount due to the Company from Genco was $1 and is a reduction in due to Parent.  At December 31, 2011, the amount due to Genco from the Company was $1 and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the three months ended March 31, 2012 and 2011, the Company incurred costs of $695 and $729 pursuant to the Management Agreement.  At March 31, 2012, the amount due to Genco of $16 consisted of commercial service fees and is included in due to Parent.  At December 31, 2011, the amount due to Genco of $47 consisted of commercial service fees and is included in due to Parent.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000 to $150,000.  As of March 31, 2012, total available working capital borrowings were $23,500, as $1,500 was drawn down during 2010 for working capital purposes.  As of March 31, 2012, $38,750 remained available under the 2010 Credit Facility, as the total commitment under this facility was reduced to $140,000 on November 30, 2011. The total commitment will reduce in 11 consecutive semi-annual reductions of $5,000 which commenced on May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

As of March 31, 2012, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250 at March 31, 2012 under the 2010 Credit Facility:

Period Ending December 31,	Total

2012 (April 1, 2012 — December 31, 2012)	$—
2013	—
2014	—
2015	1,250
2016	100,000

Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three months ended March 31,
	2012	2011
Effective Interest Rate (excluding impact of unused commitment fees)	3.27%	3.30%
Range of Interest Rates (excluding impact of unused commitment fees)	3.24% to 3.30%	3.26% to 3.31%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,173	$5,173	$8,300	$8,300
Floating rate debt	101,250	101,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at March 31, 2012 and

December 31, 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

The Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.   The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,362	$1,603
Prepaid items	737	730
Insurance receivable	14	16
Other	182	118
Total	$3,295	$2,467

9 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are being amortized over the life of the related loan facility, and are included in interest expense.  Upon the effective date of the amendment to the 2010 Credit Facility on November 30, 2010, the net unamortized deferred financing costs of $1,294 associated with securing the original 2010 Credit Facility began being amortized over the remaining life of the amended 2010 Credit Facility.  Refer to Note 6 — Debt for further information regarding the amendment to the 2010 Credit Facility.  The additional fees associated with securing the amendment to the 2010 Credit Facility are being amortized over the life of the amended credit facility.

The Company has unamortized deferred financing costs of $2,174 and $2,290 at March 31, 2012 and December 31, 2011, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of March 31, 2012 and December 31, 2011 was $853 and $737, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of March 31, 2012 and December 31, 2011, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the three months ended March 31, 2012 and 2011 was $117 and $111, respectively.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$530	$447
Accrued vessel operating expenses	1,335	1,442
Accrued general and administrative expenses	70	83

Total	$1,935	$1,972

11 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2012	December 31, 2011
Fixed assets:
Computer equipment, at cost	$43	$43
Vessel equipment, at cost	6	—
	49	43
Less: accumulated depreciation	24	20
Total	$25	$23

Depreciation expense for fixed assets for the three months ended March 31, 2012 and 2011 was $4 and $2, respectively.

12 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters for the three months ended March 31, 2012 was $6,294.  Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the three months ended March 31, 2011 was $9,543.  Future minimum time charter revenue based on the Baltic Leopard, which is committed to a noncancelable short-term time charter as of March 31, 2012, is expected to be $1,035. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from June 2012 to July 2014.

13 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s restricted stock awards for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	545,750	$11.60
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2012	429,250	$10.95

The total fair value of shares that vested under the Plan during the three months ended March 31, 2012 and 2011 was $457 and $1,131, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended March 31,
	2012	2011
General, administrative and technical management fees	$572	$945

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2012, unrecognized compensation cost of $2,190 related to nonvested stock will be recognized over a weighted-average period of 2.43 years.

14 - LEGAL PROCEEDINGS

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

15 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of March 31, 2012, the termination payment that would be due to Genco is approximately

$22,698. Refer to Note 5 — Related Party Transactions for any costs incurred during the three months ended March 31, 2012 and 2011 pursuant to the Management Agreement.

16 - SUBSEQUENT EVENTS

On April 26, 2012, the Company declared a dividend of $0.05 per share to be paid on or about May 17, 2012 to shareholders of record as of May 10, 2012.  The aggregate amount of the dividend is expected to be approximately $1.1 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the ability to leverage Genco’s relationships and reputation in the shipping industry; (xii) the completion of definitive documentation with respect to charters; (xiii) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt and the average age of our fleet is approximately 2.4 years, as compared to the average age for the world fleet of approximately 11 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships thattransport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility. We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to page 18 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	182.0	180.0	2.0	1.1%
Supramax	364.0	360.0	4.0	1.1%
Handysize	273.0	270.0	3.0	1.1%

Total	819.0	810.0	9.0	1.1%

Available days (2)
Capesize	182.0	180.0	2.0	1.1%
Supramax	364.0	360.0	4.0	1.1%
Handysize	273.0	270.0	3.0	1.1%

Total	819.0	810.0	9.0	1.1%

Operating days (3)
Capesize	182.0	180.0	2.0	1.1%
Supramax	360.2	359.1	1.1	0.3%
Handysize	271.4	270.0	1.4	0.5%

Total	813.6	809.1	4.5	0.6%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	99.0%	99.8%	(0.8)%	(0.8)%
Handysize	99.4%	100.0%	(0.6)%	(0.6)%

Fleet average	99.3%	99.9%	(0.6)%	(0.6)%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$6,558	$8,097	$(1,539)	(19.0)%
Supramax	7,968	13,158	(5,190)	(39.4)%
Handysize	7,568	11,647	(4,079)	(35.0)%

Fleet average	7,521	11,530	(4,009)	(34.8)%

Daily vessel operating expenses (6)
Capesize	$5,141	$4,984	$157	3.2%
Supramax	5,049	5,321	(272)	(5.1)%
Handysize	4,206	4,126	80	1.9%

Fleet average	4,788	4,848	(60)	(1.2)%

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

(2) Available days.  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels between time charters. Companies in the shipping industry generally use available days to measure the number of days in a period during which vessels should be capable of generating revenues.

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

	For the Three Months Ended March 31,
	2012	2011

Voyage revenues (in thousands)	$6,294	$9,543
Voyage expenses (in thousands)	53	83
Voyage expenses to Parent (in thousands)	81	122
	$6,160	$9,338
Total available days	819.0	810.0
Total TCE rate	$7,521	$11,530

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

Operating Data

The following discusses our financial results for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$6,294	$9,543	$(3,249)	(34.0)%

Operating Expenses:
Voyage expenses	53	83	(30)	(36.1)%
Voyage expenses to Parent	81	122	(41)	(33.6)%
Vessel operating expenses	3,922	3,927	(5)	(0.1)%
General, administrative and technical management fees	1,309	1,752	(443)	(25.3)%
Management fees to Parent	614	607	7	1.2%
Depreciation	3,683	3,637	46	1.3%

Total operating expenses	9,662	10,128	(466)	(4.6)%

Operating loss	(3,368)	(585)	(2,783)	475.7%
Other expense	(1,081)	(1,114)	33	(3.0)%

Loss before income taxes	(4,449)	(1,699)	(2,750)	161.9%
Income tax (expense) benefit	(7)	5	(12)	(240.0)%
Net loss	$(4,456)	$(1,694)	$(2,762)	163.0%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.20)	$(0.08)	$(0.12)	150.0%
Net loss per share - diluted	$(0.20)	$(0.08)	$(0.12)	150.0%
Dividends declared and paid per share	$0.13	$0.17	$(0.04)	(23.5)%

EBITDA (1)	$307	$3,034	$(2,727)	(89.9)%

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

	For the Three Months Ended March 31,
	2012	2011

Net loss	$(4,456)	$(1,694)
Net interest expense	1,073	1,096
Income tax expense (benefit)	7	(5)
Depreciation	3,683	3,637

EBITDA (1)	$307	$3,034

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at March 31, 2012 and December 31, 2011.

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

The following table reflects the current employment of our fleet as of May 10, 2012:

Vessel	Year Built	Charterer	Charter Expiration (1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	June 2012/May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	August 2012	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	D/S Norden	July 2012	$10,050 (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	June 2012	97% of BSI (6)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

(1)         The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)        We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.  The duration of the extension is 10.5 to 13.5 months beginning on or about June 15, 2012.

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

(4)         We have reached an agreement with D/S Norden on a time charter for 3.5 to 6.5 months at a rate of $10,050 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on April 8, 2012.

(5)         We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(6)         We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for 11 to 13.5 months based on 97% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(7)         We have agreed to an extension with AMN Bulkcarriers Inc. on a spot market-related time charter based on 96% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 11 to 13.5 months.

(8)         The rate for each of the spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

Three months ended March 31, 2012 and 2011

VOYAGE REVENUES-

For the three months ended March 31, 2012 and 2011, voyage revenues were $6,294 and $9,543, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the first quarter of 2012.

The average TCE rate of our fleet was $7,521 a day for the three months ended March 31, 2012 as compared to $11,530 for the three months ended March 31, 2011.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the first quarter of 2012 as compared to the first quarter of 2011.  The reduction of iron ore cargoes due to the celebration of the Chinese New Year combined with increased deliveries of newbuilding vessels through March of this year contributed to a weakened freight rate environment for the first quarter of 2012.

For the three months ended March 31, 2012 and 2011, we had 819.0 and 810.0 ownership days, respectively.  The increase in ownership days is a result of an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization decreased to  99.3% during the three months ended March 31, 2012 as compared to 99.9% during the three months ended March 31, 2011 due to additional offhire periods during the first quarter of 2012 for some of our Supramax and Handysize vessels.

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

For the three months ended March 31, 2012 and 2011, voyage expenses were $53 and $83, respectively, and consisted primarily of brokerage commission due to third parties.  Brokerage commission due to third parties decreased as a result of a decrease in voyage revenue earned during the first quarter of 2012 as compared to the first quarter of 2011.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $41 to $81 during three months ended March 31, 2012 as compared to $122 during the three months ended March 31, 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the first quarter of 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses remained relatively stable at $3,922 during the three months ended March 31, 2012 as compared to $3,927 during the three months ended March 31, 2011. These costs remained stable as our fleet has not expanded.

Daily vessel operating expenses marginally decreased to $4,788 per vessel per day during the three months ended March 31, 2012 from $4,848 per vessel per day during the three months ended March 31, 2011.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2012 were $512 below the budgeted rate of $5,300 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs for each vessel, will increase if our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended March 31, 2012 and 2011, general, administrative and technical management fees were $1,309 and $1,752, respectively.  The decrease is primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the first quarter of 2012 as compared to the first quarter of 2011.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended March 31, 2012 and 2011 remained stable at $614 and $607, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained relatively stable at $3,683 during the three months ended March 31, 2012 as compared to $3,637 during the three months ended March 31, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2012 and 2011, net interest expense was $1,073 and $1,096, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011 and November 30, 2011.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX (EXPENSE) BENEFIT-

For the three months ended March 31, 2012 and 2011, income tax (expense) benefit was ($7) and $5, respectively.  During the three months ended March 31, 2012, we had United States operations which resulted in United States source income of $366, which resulted in income tax expense of $7.  However, during the three months ended March 31, 2011, we had an estimated United States income tax benefit of $5.

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

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below. Refer to the 2011 10-K for further information regarding our 2010 Credit Facility. A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010. In connection with the commitment letter, we paid an upfront fee of $0.3 million. Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million, which has been capitalized as Deferred financing costs in the consolidated balance sheets.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes. At March 31, 2012, we have borrowed $1.5 million of the total $25 million available for working capital. As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of March 31, 2012, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million. Additionally, as of March 31, 2012, $38.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $140 million. Given recent conditions we deem unfavorable for conducting equity financings, we have not used such financings to repay indebtedness under the 2010 Credit Facility, although we may conduct such financings if conditions improve.

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

As of March 31, 2012, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would not have resulted in dividend for the first quarter of 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.05 per share.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
1st Quarter	$0.05	4/26/2012
FISCAL YEAR ENDED DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2012 was $0.2 million as compared to net cash provided by operating activities of $1.7 million for the three months ended March 31, 2011. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $4.5 million as compared to a net loss of $1.7 million for the quarter ending March 31, 2011. Lower net income was primarily due to lower charter rates achieved in the 2012 period versus the prior year for the vessels in our fleet.

No cash was used in investing activities during the three months ended March 31, 2012 as our entire fleet was delivered to us by the end of 2011. For the three months ended March 31, 2011, cash used in investing activities was $1.0 million which was for purchases of vessel related equipment.

Net cash used in financing activities for the quarter ended March 31, 2012 was $3.0 million and consisted of cash dividends paid during the quarter. For the three months ended March 31, 2011, cash used in financing activities was $3.9 million and primarily consisted of $3.8 million of cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2012. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250	$—	$—	$101,250
Interest and borrowing fees	16,647	2,858	7,323	6,466
Total	$117,897	$2,858	$7,323	$107,716

(1)         Represents the nine-month period ending December 31, 2012.

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

We did not incur any drydocking costs during the three months ended March 31, 2012 and 2011.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2011 10-K.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $245/lwt.  We estimate residual scrap value based on the 15-year average scrap value of steel.  An increase in the residual value of the vessels would decrease the annual depreciation charge over the remaining useful life of the vessel.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2011 10-K. We have never sold any of our vessels.

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at March 31, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2012.  At March 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our 2010 Credit Facility as of the most recent compliance testing date were lower than their carrying values at March 31, 2012.  The amount by which the carrying value at March 31, 2012 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $7.1 million to $23.5 million per vessel.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.9 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2010	$33,016
Baltic Panther	2009	2010	33,094
Baltic Cougar	2009	2010	33,246
Baltic Jaguar	2009	2010	33,148
Baltic Bear	2010	2010	69,156
Baltic Wolf	2010	2010	68,671
Baltic Wind	2009	2010	31,679
Baltic Cove	2010	2010	31,985
Baltic Breeze	2010	2010	32,547
TOTAL			$366,542

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.3 million in interest expense for the three months ended March 31, 2012.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: May 10, 2012	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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