Form 10-Q
period 2012-06-30
Baltic Trading Ltd
filed 2012-08-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2012: common stock, $0.01 per share — 17,013,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$4,423	$8,300
Due from charterers, net of a reserve of $24 and $52, respectively	1,990	1,653
Prepaid expenses and other current assets	2,648	2,467
Total current assets	9,061	12,420

Noncurrent assets:
Vessels, net of accumulated depreciation of $29,466 and $22,107, respectively	362,862	370,222
Fixed assets, net of accumulated depreciation of $28 and $20, respectively	20	23
Deferred financing costs, net of accumulated amortization of $969 and $737, respectively	2,058	2,290
Total noncurrent assets	364,940	372,535

Total assets	$374,001	$384,955

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,264	$1,972
Deferred revenue	69	71
Due to Parent	48	59
Total current liabilities	2,381	2,102

Noncurrent liabilities:
Long-term debt	101,250	101,250
Total noncurrent liabilities:	101,250	101,250

Total liabilities	103,631	103,352

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 17,013,500 and 17,001,000 shares at June 30, 2012 and December 31, 2011, respectively	170	170
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at June 30, 2012 and December 31, 2011	57	57
Additional paid-in capital	277,811	280,923
(Accumulated deficit) retained earnings	(7,668)	453
Total shareholders’ equity	270,370	281,603

Total liabilities and shareholders’ equity	$374,001	$384,955

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011

(U.S. Dollars in thousands, Except for Net Loss Per Share and Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$7,603	$9,914	$13,897	$19,458

Operating expenses:
Voyage expenses	379	(388)	432	(306)
Voyage expenses to Parent	97	128	178	250
Vessel operating expenses	4,270	3,780	8,192	7,707
General, administrative, and technical management fees	1,146	1,294	2,456	3,046
Management fees to Parent	614	614	1,229	1,222
Depreciation	3,683	3,684	7,367	7,321

Total operating expenses	10,189	9,112	19,854	19,240

Operating (loss) income	(2,586)	802	(5,957)	218

Other (expense) income:
Other income (expense)	1	(16)	(7)	(34)
Interest income	1	1	3	4
Interest expense	(1,062)	(1,112)	(2,138)	(2,211)

Other expense, net	(1,060)	(1,127)	(2,142)	(2,241)

Loss before income taxes	(3,646)	(325)	(8,099)	(2,023)
Income tax expense	(15)	(28)	(22)	(23)

Net loss	$(3,661)	$(353)	$(8,121)	$(2,046)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.16)	$(0.02)	$(0.37)	$(0.09)
Net loss per share-diluted	$(0.16)	$(0.02)	$(0.37)	$(0.09)
Dividends declared and paid per share of common and Class B Stock	$0.05	$0.06	$0.18	$0.23

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(U.S. Dollars in Thousands)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(8,121)	(8,121)

Cash dividends paid ($0.18 per share)			(4,086)		(4,086)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			974		974

Balance — June 30, 2012	$170	$57	$277,811	$(7,668)	$270,370

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2011	$169	$57	$288,095	$1,114	$289,435

Net loss				(2,046)	(2,046)

Cash dividends paid ($0.23 per share)			(4,965)	(230)	(5,195)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			1,551		1,551

Balance — June 30, 2011	$169	$57	$284,681	$(1,162)	$283,745

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,121)	$(2,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,367	7,321
Amortization of deferred financing costs	232	232
Amortization of nonvested stock compensation expense	974	1,551
Change in assets and liabilities:
Increase in due from charterers	(336)	(189)
Increase in prepaid expenses and other current assets	(181)	(598)
Increase (decrease) in accounts payable and accrued expenses	292	(384)
Decrease in due to Parent	(11)	(404)
Decrease in deferred revenue	(2)	(104)

Net cash provided by operating activities	214	5,379

Cash flows from investing activities:
Purchase of fixed assets	(5)	—
Purchase of vessels, including deposits	—	(1,986)

Net cash used in investing activities	(5)	(1,986)

Cash flows from financing activities:
Cash dividends paid	(4,086)	(5,196)
Payment of deferred financing costs	—	(139)

Net cash used in financing activities	(4,086)	(5,335)

Net decrease in cash and cash equivalents	(3,877)	(1,942)

Cash and cash equivalents at beginning of period	8,300	5,797

Cash and cash equivalents at end of period	$4,423	$3,855

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Notes to Condensed Consolidated Financial Statements (unaudited)

(U.S. Dollars in Thousands, Except Per Share and Share Data)

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

At June 30, 2012, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of June 30, 2012 and December 31, 2011, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.09% and 25.11% ownership interest in the Company, respectively, and 83.40% and 83.41% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively. Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the

opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2012 and 2011 was $3,679 and $3,679, respectively.  Depreciation expense for vessels for the six months ended June 30, 2012 and 2011 was $7,359 and $7,314, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245/lwt multiplied by the weight of the ship in lightweight tons (lwt).

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation.  Depreciation expense is based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Computer equipment	3 years
Vessel equipment	2-15 years

Voyage expense recognition

In spot market-related time charters and time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company. At the inception of a spot market-related time charter or time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $73 and $518 during the three months ended June 30, 2012 and 2011, respectively, and $73 and $521 during the six months ended June 30, 2012 and 2011, respectively.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended June 30, 2012 and 2011, the Company had United States operations which resulted in United States source income of $755 and $1,394, respectively.  The Company’s estimated United States income tax expense for the three months ended June 30, 2012 and 2011 was $15 and $28, respectively.  Additionally, during the six months ended June 30, 2012 and 2011, the Company had United States operations which resulted in United States source income of $1,121 and $2,457, respectively.  The Company’s estimated United States income tax expense for the six months ended June 30, 2012 and 2011 was $22 and $23, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as revenue when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2012 and December 31, 2011, the Company had an accrual of $13 and $2, respectively, related to these estimated customer claims.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and has been applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2012, the Company did not have any non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses.

For the six months ended June 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $584 for the purchase of vessels, including deposits.

During the six months ended June 30, 2012 and 2011, cash paid for interest, net of amounts capitalized, was $1,907 and $1,992, respectively.

During the six months ended June 30, 2012 and 2011, cash paid for estimated income taxes was $12 and $51, respectively.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 12,500 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $87.  These shares vested on May 17, 2012.

On May 17, 2012, the Company made grants of nonvested common stock in the amount of 12,500 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $48.

4 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net (loss) income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 429,250 nonvested shares outstanding at June 30, 2012 (see Note 13 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	Three Months Ended June 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(2,725)	$(936)

Denominator:
Weighted-average shares outstanding, basic	16,577,931	5,699,088

Basic net loss per share	$(0.16)	$(0.16)

Diluted net loss per share:
Numerator:
Allocation of loss	$(2,725)	$(936)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,221)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	285	—
Allocation of loss	$(3,661)	$(936)

Denominator:
Weighted-average shares outstanding used in basic computation	16,577,931	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,277,019	5,699,088

Diluted net loss per share	$(0.16)	$(0.16)

	Three Months Ended June 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(262)	$(91)

Denominator:
Weighted-average shares outstanding, basic	16,429,000	5,699,088

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share:
Numerator:
Allocation of loss	$(262)	$(91)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(433)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	342	—
Allocation of loss	$(353)	$(91)

Denominator:
Weighted-average shares outstanding used in basic computation	16,429,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,128,088	5,699,088

Diluted net loss per share	$(0.02)	$(0.02)

	Six Months Ended June 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(6,039)	$(2,082)

Denominator:
Weighted-average shares outstanding, basic	16,527,473	5,699,088

Basic net loss per share	$(0.37)	$(0.37)

Diluted net loss per share:
Numerator:
Allocation of loss	$(6,039)	$(2,082)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(3,108)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,026	—
Allocation of loss	$(8,121)	$(2,082)

Denominator:
Weighted-average shares outstanding used in basic computation	16,527,473	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,226,561	5,699,088

Diluted net loss per share	$(0.37)	$(0.37)

	Six Months Ended June 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,518)	$(528)

Denominator:
Weighted-average shares outstanding, basic	16,376,972	5,699,088

Basic net loss per share	$(0.09)	$(0.09)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,518)	$(528)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,839)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,311	—
Allocation of loss	$(2,046)	$(528)

Denominator:
Weighted-average shares outstanding used in basic computation	16,376,972	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,076,060	5,699,088

Diluted net loss per share	$(0.09)	$(0.09)

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the six months ended June 30, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $320 and $401, respectively.  At June 30, 2012 and December 31, 2011, $52 and $101 remained outstanding to Aegean, respectively.

During the six months ended June 30, 2012 and 2011, the Company incurred other expenses totaling $1 and $3, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  At June 30, 2012 and December 31, 2011, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the six months ended June 30, 2012 and 2011, the Company incurred internal audit service fees of $22 and $11, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 15 — Commitments and Contingencies for further information regarding the Management Agreement).  At June 30, 2012 and December 31, 2011, the amount due to Genco from the Company was $7 and $11, respectively, for such services and is included in due to Parent.

During the six months ended June 30, 2012 and 2011, Genco, the Company’s parent, incurred costs of $20 and $48 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At June 30, 2012 and December 31, 2011, the amount due to Genco from the Company was $9 and $1, respectively, and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the six months ended June 30, 2012 and 2011, the Company incurred costs of $1,407 and $1,472 pursuant to the Management Agreement.  At June 30, 2012, the amount due to Genco of $32 consisted of commercial service fees and is included in due to Parent.  At December 31, 2011, the amount due to Genco of $47 consisted of commercial service fees and is included in due to Parent.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000 to $150,000.  As of June 30, 2012, total available working capital borrowings were $23,500, as $1,500 was drawn down during 2010 for working capital purposes.  As of June 30, 2012, $33,750 remained available under the 2010 Credit Facility, as the total commitment under this facility was reduced to $135,000 on May 31, 2012. The total commitment will reduce in 11 consecutive semi-annual reductions of $5,000 which commenced on May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

As of June 30, 2012, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250 at June 30, 2012 under the 2010 Credit Facility:

Period Ending December 31,	Total

2012 (July 1, 2012 — December 31, 2012)	$—
2013	—
2014	—
2015	1,250
2016	100,000

Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three months ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effective Interest Rate (excluding impact of unused commitment fees)	3.24%	3.29%	3.25%	3.30%
Range of Interest Rates (excluding impact of unused commitment fees)	3.24% to 3.25%	3.25% to 3.31%	3.24% to 3.30%	3.25% to 3.31%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,423	$4,423	$8,300	$8,300
Floating rate debt	101,250	101,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at June 30, 2012 and December 31, 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$1,583	$1,603
Prepaid items	1,014	730
Insurance receivable	5	16
Other	46	118
Total	$2,648	$2,467

9 - DEFERRED FINANCING COSTS

The Company has unamortized deferred financing costs of $2,058 and $2,290 at June 30, 2012 and December 31, 2011, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of June 30, 2012 and December 31, 2011 was $969 and $737, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of June 30, 2012 and December 31, 2011, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the three months ended June 30, 2012 and 2011 was $116 and $121, respectively.  Amortization expense of deferred financing costs for the six months ended June 30, 2012 and 2011 was $232 and $232, respectively.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accounts payable	$780	$447
Accrued vessel operating expenses	1,368	1,442
Accrued general and administrative expenses	116	83

Total	$2,264	$1,972

11 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2012	December 31, 2011
Fixed assets:
Computer equipment, at cost	$43	$43
Vessel equipment, at cost	5	—
Total cost	48	43
Less: accumulated depreciation	28	20
Total	$20	$23

Depreciation expense for fixed assets for the three months ended June 30, 2012 and 2011 was $4 and $5, respectively.  Depreciation expense for fixed assets for the six months ended June 30, 2012 and 2011 was $8 and $7, respectively.

12 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charters for the Baltic Leopard and Baltic Jaguar for the three and six months ended June 30, 2012 was $7,603 and $13,897, respectively.  Total revenue earned on spot market-related time charters and the short-term time charter for the Baltic Leopard for the three and six months ended June 30, 2011 was $9,914 and $19,458, respectively.  Future minimum time charter revenue based on the Baltic Leopard and Baltic Jaguar, which are committed to a noncancelable short-term time charters as of June 30, 2012, is expected to be $788 for the remainder of 2012. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from August 2012 to July 2014.

13 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s nonvested stock awards for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	545,750	$11.60
Granted	12,500	3.86
Vested	(129,000)	13.31
Forfeited	—	—

Outstanding at June 30, 2012	429,250	$10.86

The total fair value of shares that vested under the Plan during the six months ended June 30, 2012 and 2011 was $505 and $1,131, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General, administrative and technical management fees	$402	$606	$974	$1,551

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2012, unrecognized future compensation cost of $1,836 related to nonvested stock will be recognized over a weighted-average period of 2.21 years.

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

15 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of June 30, 2012, the termination payment that would be due to Genco is approximately $22,717. Refer to Note 5 — Related Party Transactions for any costs incurred during the six months ended June 30, 2012 and 2011 pursuant to the Management Agreement.

16 - SUBSEQUENT EVENTS

On July 26, 2012, the Company declared a dividend of $0.05 per share to be paid on or about August 22, 2012 to shareholders of record as of August 15, 2012.  The aggregate amount of the dividend is expected to be approximately $1.1 million, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures;  (xi) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xii) our acquisition or disposition of vessels, (xiii) our ability to leverage Genco’s relationships and reputation in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt and the average age of our fleet is approximately 2.6 years, as compared to the average age for the world fleet of approximately 11 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

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

Refer to page 20 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	182.0	182.0	—	—
Supramax	364.0	364.0	—	—
Handysize	273.0	273.0	—	—

Total	819.0	819.0	—	—

Available days (2)
Capesize	182.0	182.0	—	—
Supramax	354.7	364.0	(9.3)	(2.6)%
Handysize	273.0	273.0	—	—

Total	809.7	819.0	(9.3)	(1.1)%

Operating days (3)
Capesize	182.0	182.0	—	—
Supramax	347.2	360.6	(13.4)	(3.7)%
Handysize	273.0	273.0	—	—

Total	802.2	815.6	(13.4)	(1.6)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	97.9%	99.1%	(1.2)%	(1.2)%
Handysize	100.0%	100.0%	—	—

Fleet average	99.1%	99.6%	(0.5)%	(0.5)%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,918	$9,536	$(3,618)	(37.9)%
Supramax	9,759	13,807	(4,048)	(29.3)%
Handysize	9,480	12,502	(3,022)	(24.2)%

Fleet average	8,802	12,423	(3,621)	(29.1)%

Daily vessel operating expenses (6)
Capesize	$4,952	$5,193	$(241)	(4.6)%
Supramax	5,505	4,749	756	15.9%
Handysize	5,001	4,053	948	23.4%

Fleet average	5,214	4,615	599	13.0%

	For the Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	364.0	362.0	2.0	0.6%
Supramax	728.0	724.0	4.0	0.6%
Handysize	546.0	543.0	3.0	0.6%

Total	1,638.0	1,629.0	9.0	0.6%

Available days (2)
Capesize	364.0	362.0	2.0	0.6%
Supramax	718.7	724.0	(5.3)	(0.7)%
Handysize	546.0	543.0	3.0	0.6%

Total	1,628.7	1,629.0	(0.3)	—

Operating days (3)
Capesize	364.0	362.0	2.0	0.6%
Supramax	708.3	719.7	(11.4)	(1.6)%
Handysize	544.4	543.0	1.4	0.3%

Total	1,616.7	1,624.7	(8.0)	(0.5)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	98.6%	99.4%	(0.8)%	(0.8)%
Handysize	99.7%	100.0%	(0.3)%	(0.3)%

Fleet average	99.3%	99.7%	(0.4)%	(0.4)%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$6,238	$8,820	$(2,582)	(29.3)%
Supramax	8,852	13,484	(4,632)	(34.4)%
Handysize	8,524	12,077	(3,553)	(29.4)%

Fleet average	8,158	11,979	(3,821)	(31.9)%

Daily vessel operating expenses (6)
Capesize	$5,047	$5,089	$(42)	(0.8)%
Supramax	5,277	5,033	244	4.8%
Handysize	4,603	4,089	514	12.6%

Fleet average	5,001	4,731	270	5.7%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Voyage revenues (in thousands)	$7,603	$9,914	$13,897	$19,458
Voyage expenses (in thousands)	379	(388)	432	(306)
Voyage expenses to Parent (in thousands)	97	128	178	250
	$7,127	$10,174	13,287	$19,514
Total available days	809.7	819.0	1,628.7	1,629.0
Total TCE rate	$8,802	$12,423	$8,158	$11,979

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

Operating Data

The following discusses our financial results for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$7,603	$9,914	$(2,311)	(23.3)%

Operating Expenses:
Voyage expenses	379	(388)	767	(197.7)%
Voyage expenses to Parent	97	128	(31)	(24.2)%
Vessel operating expenses	4,270	3,780	490	13.0%
General, administrative and technical management fees	1,146	1,294	(148)	(11.4)%
Management fees to Parent	614	614	—	—
Depreciation	3,683	3,684	(1)	—

Total operating expenses	10,189	9,112	1,077	11.8%

Operating (loss) income	(2,586)	802	(3,388)	(422.4)%
Other expense	(1,060)	(1,127)	67	(5.9)%

Loss before income taxes	(3,646)	(325)	(3,321)	1,021.8%
Income tax expense	(15)	(28)	13	(46.4)%
Net loss	$(3,661)	$(353)	$(3,308)	937.1%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.16)	$(0.02)	$(0.14)	700.0%
Net loss per share - diluted	$(0.16)	$(0.02)	$(0.14)	700.0%
Dividends declared and paid per share	$0.05	$0.06	$(0.01)	(16.7)%

EBITDA (1)	$1,098	$4,470	$(3,372)	(75.4)%

	For the Six Months Ended June 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$13,897	$19,458	$(5,561)	(28.6)%

Operating Expenses:
Voyage expenses	432	(306)	738	(241.2)%
Voyage expenses to Parent	178	250	(72)	(28.8)%
Vessel operating expenses	8,192	7,707	485	6.3%
General, administrative and technical management fees	2,456	3,046	(590)	(19.4)%
Management fees to Parent	1,229	1,222	7	0.6%
Depreciation	7,367	7,321	46	0.6%

Total operating expenses	19,854	19,240	614	3.2%

Operating (loss) income	(5,957)	218	(6,175)	(2,832.6)%
Other expense	(2,142)	(2,241)	99	(4.4)%

Loss before income taxes	(8,099)	(2,023)	(6,076)	300.3%
Income tax expense	(22)	(23)	1	(4.3)%
Net loss	$(8,121)	$(2,046)	$(6,075)	296.9%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.37)	$(0.09)	$(0.28)	311.1%
Net loss per share - diluted	$(0.37)	$(0.09)	$(0.28)	311.1%
Dividends declared and paid per share	$0.18	$0.23	$(0.05)	(21.7)%

EBITDA (1)	$1,403	$7,505	$(6,102)	(81.3)%

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net loss	$(3,661)	$(353)	$(8,121)	$(2,046)
Net interest expense	1,061	1,111	2,135	2,207
Income tax expense	15	28	22	23
Depreciation	3,683	3,684	7,367	7,321

EBITDA (1)	$1,098	$4,470	$1,403	$7,505

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at June 30, 2012 and December 31, 2011.

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

The following table reflects the current employment of our fleet as of August 2, 2012:

Vessel	Year Built	Charterer	Charter Expiration (1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	September 2012	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	D/S Norden/Resource Marine PTE Ltd. (part of the Macquarie group of companies)	August 2012/February 2014	$10,050/95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	AMN Bulkcarriers Inc.	August 2012	96% of BSI (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

(1)   The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)   We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.  The duration of the extension is 10.5 to 13.5 months.

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

(4)   We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 18.5 months to a maximum end date of May 30, 2014 based on 95% of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 65 days in which the vessel will earn a fixed rate of $4,000 per day.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel will deliver to charterers on or about August 10, 2012.  The vessel is currently on a time charter with D/S Norden earning a fixed rate of $10,050 per day.

(5)   We have reached an agreement with Klaveness Chartering on a spot market-related time charter based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  The duration is 22.5 to 25.5 months with hire paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(6)   We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the BSI, as reflected in daily reports, except for the initial 65 days in which the vessel will earn a fixed rate of $4,000 per day.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel was delivered to charterers on July 23, 2012 after repositioning.  The vessel was previously fixed with Oldendorff GMBH & Co. at a rate of $10,250 per day until July 16, 2012.

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

Three months ended June 30, 2012 and 2011

VOYAGE REVENUES-

For the three months ended June 30, 2012 and 2011, voyage revenues were $7,603 and $9,914, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the second quarter of 2012.

The average TCE rate of our fleet was $8,802 a day for the three months ended June 30, 2012 as compared to $12,423 for the three months ended June 30, 2011.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the second quarter of 2012 as compared to the second quarter of 2011.  Continued deliveries of newbuilding vessels coupled with lower growth rates of imported commodities in emerging market economies through the first half of 2012 were the main contributors of reduced rates, which affected the earnings of our vessels. The effect of these contributors was partially offset by increased scrapping of older tonnage.

For the three months ended June 30, 2012 and 2011, we had 819.0 ownership days during both periods.  Fleet utilization decreased to 99.1% during the three months ended June 30, 2012 as compared to 99.6% during the three months ended June 30, 2011 due to additional offhire periods during the second quarter of 2012 for some of our Supramax vessels.

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

For the three months ended June 30, 2012 and 2011, voyage expenses were $379 and ($388), respectively.  The increase is primarily due to large gains recorded during the second quarter of 2011 which represented the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  During the second quarter of 2012, there was also bunker consumption recorded during the ballast leg of the time charter for the Baltic Jaguar which resulted in an increase in voyage expenses.  This increase was partially offset by a decrease in in broker commissions as a result of a decrease in voyage revenue earned during the second quarter of 2012 as compared to the second quarter of 2011.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $31 to $97 during the three months ended June 30, 2012 as compared to $128 during the three months ended June 30, 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the second quarter of 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $490 during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to higher crew related expenses and the timing of purchases of spare parts.

Daily vessel operating expenses increased to $5,214 per vessel per day during the three months ended June 30, 2012 from $4,615 per vessel per day during the three months ended June 30, 2011.  The increase in daily vessel operating expense was mainly due to higher crew related expense and the timing of purchases of spare parts.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2012 were $86 below the budgeted rate of $5,300 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended June 30, 2012 and 2011, general, administrative and technical management fees were $1,146 and $1,294, respectively.  The decrease is primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the second quarter of 2012 as compared to the second quarter of 2011.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended June 30, 2012 and 2011 remained stable at $614 during both periods.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained relatively stable at $3,683 during the three months ended June 30, 2012 as compared to $3,684 during the three months ended June 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2012 and 2011, net interest expense was $1,061 and $1,111, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011, November 30, 2011 and May 31, 2012.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the three months ended June 30, 2012 and 2011, income tax expense was $15 and $28, respectively.  During the three months ended June 30, 2012 and 2011, we had United States operations which resulted in United States source income of $755 and $1,394, respectively, which resulted in income tax expense of $15 and $28, respectively.

Six months ended June 30, 2012 and 2011

VOYAGE REVENUES-

For the six months ended June 30, 2012 and 2011, voyage revenues were $13,897 and $19,458, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the six months ended June 30, 2012.

The average TCE rate of our fleet was $8,158 a day for the six months ended June 30, 2012 as compared to $11,979 for the six months ended June 30, 2011.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the six months ended June 30, 2012 as compared to the same period last year.   Continued deliveries of newbuilding vessels coupled with lower growth rates of imported commodities in emerging market economies through the first half of 2012 were the main contributors of reduced rates, which affected the earnings of our vessels. The effect of these contributors was partially offset by increased scrapping of older tonnage.

For the six months ended June 30, 2012 and 2011, we had 1,638.0 and 1,629.0 ownership days, respectively.  The increase in ownership days is a result of an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization decreased to 99.3% during the six months ended June 30, 2012 as compared to 99.7% during the six months ended June 30, 2011 due to additional offhire periods during the six months ended June 30, 2012 for some of our Supramax vessels.

VOYAGE EXPENSES-

For the six months ended June 30, 2012 and 2011, voyage expenses were $432 and ($306), respectively.  The increase is primarily due to large gains recorded during the six months ended June 30, 2011 which represented the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  During the six months ended June 30, 2012, there was also bunker consumption recorded during the ballast leg of the time charter for the Baltic Jaguar which resulted in an increase in voyage expenses.  This increase was partially offset by a decrease in in broker commissions as a result of a decrease in voyage revenue earned during the six months ended June 30, 2012 as compared to the same period last year.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $72 to $178 during the six months ended June 30, 2012 as compared to $250 during the six months ended June 30, 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the six months ended June 30, 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $485 during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to higher crew related expenses and the timing of purchases of spare parts.

Daily vessel operating expenses increased to $5,001 per vessel per day during the six months ended June 30, 2012 from $4,731 per vessel per day during the six months ended June 30, 2011.  The increase in daily vessel operating expense was mainly due to higher crew related expense and the timing of purchases of spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2012 were $299 below the budgeted rate of $5,300 per vessel per day.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the six months ended June 30, 2012 and 2011, general, administrative and technical management fees were $2,456 and $3,046, respectively.  The decrease is primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the six months ended June 30, 2012 and 2011 remained stable at $1,229 and $1,222, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained relatively stable at $7,367 during the six months ended June 30, 2012 as compared to $7,321 during the six months ended June 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2012 and 2011, net interest expense was $2,135 and $2,207, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011, November 30, 2011 and May 31, 2012.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the six months ended June 30, 2012 and 2011, income tax expense was $22 and $23, respectively.  During the six months ended June 30, 2012 and 2011, we had United States operations which resulted in United States source income of $1,121 and $2,457, respectively, which resulted in net income tax expense of $22 and $23, respectively.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings. We plan to finance potential future expansions of our fleet primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow. We anticipate that internally generated cash flow, together with borrowings that we may make under our 2010 Credit Facility for working capital purposes, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes, subject to the total availability of the 2010 Credit Facility. At June 30, 2012, we have borrowed $1.5 million of the total $25 million available for working capital. As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of June 30, 2012, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million. Additionally, as of June 30, 2012, $33.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $135 million. Given recent conditions we deem unfavorable for conducting equity financings, we have not used such financings to repay indebtedness under the 2010 Credit Facility, although we may conduct such financings if conditions improve.

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

As of June 30, 2012, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

Our payment of dividends will also impact our future liquidity position.  Refer to “Dividend Policy” below for a description of our dividend policy and actual dividends paid.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would not have resulted in dividend for the first and second quarter of 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.05 per share during both quarters.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012
FISCAL YEAR ENDED DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

Under current law, the maximum Federal income tax rate on dividends paid to non-corporate shareholders is 15%, which rate is set to expire after December 31, 2012.  If Congress takes no further action, the maximum Federal income tax rate on dividends paid to non-corporate shareholders after December 31, 2012 would be 43.4%.  We may consider changes to our dividend policy if Congress takes no further action or adjusts this tax rate.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 was $0.2 million and $5.4 million, respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $8.1 million compared to a net loss of $2.0 million for the six months ended June 30, 2011. The larger net loss was predominantly due to lower charter rates achieved in the first half of 2012 versus the prior year period for the vessels in our fleet.

Net cash used in investing activities was $5,000 for the six months ended June 30, 2012 due to the purchase of other fixed assets. For the six month period ended June 30, 2011, cash used in investing activities was $2.0 million and primarily related to the purchases of vessel related equipment.

Net cash used in financing activities for the six months ended June 30, 2012 was $4.1 million which consisted of cash dividends paid during the first half of the year. For the six months ended June 30, 2011, cash used in financing activities was $5.3 million and primarily consisted of $5.2 million in cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2012. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250	$—	$—	$101,250
Interest and borrowing fees	15,684	1,896	7,322	6,466
Total	$116,934	$1,896	$7,322	$107,716

(1)          Represents the six-month period ending December 31, 2012.

Interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate that we will not have any drydocking costs for our fleet through 2013 as we do not currently expect any of our vessels to be drydocked during the remainder of 2012 and 2013.

We did not incur any drydocking costs during the six months ended June 30, 2012 and 2011.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at June 30, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2012.  At June 30, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our 2010 Credit Facility as of the most recent compliance testing date were lower than their carrying values at June 30, 2012.  The amount by which the carrying value at June 30, 2012 of our vessels exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $10.0 million to $31.0 million per vessel.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $15.3 million.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands)
Baltic Leopard	2009	2010	$32,673
Baltic Panther	2009	2010	32,752
Baltic Cougar	2009	2010	32,903
Baltic Jaguar	2009	2010	32,809
Baltic Bear	2010	2010	68,476
Baltic Wolf	2010	2010	68,009
Baltic Wind	2009	2010	31,350
Baltic Cove	2010	2010	31,664
Baltic Breeze	2010	2010	32,226
TOTAL			$362,862

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.5 million in interest expense for the six months ended June 30, 2012.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: August 9, 2012	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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