Form 10-Q
period 2012-09-30
Baltic Trading Ltd
filed 2012-11-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2012: common stock, $0.01 per share — 17,013,500 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$3,261	$8,300
Due from charterers, net of a reserve of $110 and $52, respectively	595	1,653
Prepaid expenses and other current assets	3,176	2,467
Total current assets	7,032	12,420

Noncurrent assets:
Vessels, net of accumulated depreciation of $33,186 and $22,107, respectively	359,138	370,222
Fixed assets, net of accumulated depreciation of $32 and $20, respectively	16	23
Deferred financing costs, net of accumulated amortization of $1,086 and $737, respectively	1,941	2,290
Total noncurrent assets	361,095	372,535

Total assets	$368,127	$384,955

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,812	$1,972
Deferred revenue	220	71
Due to Parent	28	59
Total current liabilities	2,060	2,102

Noncurrent liabilities:
Long-term debt	101,250	101,250
Total noncurrent liabilities:	101,250	101,250

Total liabilities	103,310	103,352

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 17,013,500 and 17,001,000 shares at September 30, 2012 and December 31, 2011, respectively	170	170
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at September 30, 2012 and December 31, 2011	57	57
Additional paid-in capital	277,079	280,923
(Accumulated deficit) retained earnings	(12,489)	453
Total shareholders’ equity	264,817	281,603

Total liabilities and shareholders’ equity	$368,127	$384,955

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in thousands, Except for Net Loss Per Share and Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$6,291	$10,898	$20,188	$30,355

Operating expenses:
Voyage expenses	254	183	686	(123)
Voyage expenses to Parent	82	139	260	389
Vessel operating expenses	4,281	4,047	12,474	11,754
General, administrative, and technical management fees	1,069	1,269	3,525	4,315
Management fees to Parent	621	621	1,850	1,843
Depreciation	3,724	3,724	11,090	11,045

Total operating expenses	10,031	9,983	29,885	29,223

Operating (loss) income	(3,740)	915	(9,697)	1,132

Other (expense) income:
Other (expense) income	(15)	4	(22)	(31)
Interest income	1	1	4	5
Interest expense	(1,064)	(1,105)	(3,201)	(3,316)

Other expense, net	(1,078)	(1,100)	(3,219)	(3,342)

Loss before income taxes	(4,818)	(185)	(12,916)	(2,210)
Income tax expense	(4)	(9)	(26)	(31)

Net loss	$(4,822)	$(194)	$(12,942)	$(2,241)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.22)	$(0.01)	$(0.58)	$(0.10)
Net loss per share-diluted	$(0.22)	$(0.01)	$(0.58)	$(0.10)
Dividends declared and paid per share of common and Class B Stock	$0.05	$0.10	$0.23	$0.33

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(12,942)	(12,942)

Cash dividends paid ($0.23 per share)			(5,221)		(5,221)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			1,377		1,377

Balance — September 30, 2012	$170	$57	$277,079	$(12,489)	$264,817

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2011	$169	$57	$288,095	$1,114	$289,435

Net loss				(2,241)	(2,241)

Cash dividends paid ($0.33 per share)			(7,225)	(230)	(7,455)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			2,174		2,174

Balance — September 30, 2011	$169	$57	$283,044	$(1,357)	$281,913

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,942)	$(2,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,090	11,045
Amortization of deferred financing costs	350	350
Amortization of nonvested stock compensation expense	1,377	2,174
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,058	(494)
Increase in prepaid expenses and other current assets	(708)	(193)
Decrease in accounts payable and accrued expenses	(157)	(411)
Decrease in due to Parent	(30)	(388)
Increase (decrease) in deferred revenue	149	(233)

Net cash provided by operating activities	187	9,609

Cash flows from investing activities:
Purchase of fixed assets	(5)	—
Purchase of vessels, including deposits	—	(2,516)

Net cash used in investing activities	(5)	(2,516)

Cash flows from financing activities:
Cash dividends paid	(5,221)	(7,455)
Payment of deferred financing costs	—	(139)

Net cash used in financing activities	(5,221)	(7,594)

Net decrease in cash and cash equivalents	(5,039)	(501)

Cash and cash equivalents at beginning of period	8,300	5,797

Cash and cash equivalents at end of period	$3,261	$5,296

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

At September 30, 2012, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of September 30, 2012 and December 31, 2011, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 25.09% and 25.11% ownership interest in the Company, respectively, and 83.40% and 83.41% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively. Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).  The results of operations for the three and nine month period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2012 and 2011 was $3,720 and $3,720, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2012 and 2011 was $11,079 and $11,034, respectively.

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

Voyage expense recognition

In spot market-related time charters and time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company. At the inception of a spot market-related time charter or time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in a net loss (gain) of $119 and $0 during the three months ended September 30, 2012 and 2011, respectively, and a net loss (gain) of $45 and ($521) during the nine months ended September 30, 2012 and 2011, respectively.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended September 30, 2012 and 2011, the Company had United States source income of $200 and $452, respectively.  The Company’s estimated United States income tax expense for the three months ended September 30, 2012 and 2011 was $4 and $9, respectively.  Additionally, during the nine months ended September 30, 2012 and 2011, the Company had United States source income of $1,321 and $2,909, respectively.  The Company’s estimated United States income tax expense for the nine months ended September 30, 2012 and 2011 was $26 and $31, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as revenue when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2012 and December 31, 2011, the Company had an accrual of $26 and $2, respectively, related to these estimated customer claims.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement” (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements.  This standard was effective for interim and annual periods beginning after December 15, 2011 and has been applied on a prospective basis.  The Company has adopted ASU 2011-04 and the impact of adoption is not material to the Company’s condensed consolidated financial statements.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2012, the Company did not have any non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses.

For the nine months ended September 30, 2011, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $53 for the purchase of vessels, including deposits. For the nine months ended September 30, 2011, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of ($1) for the purchase of vessels.

During the nine months ended September 30, 2012 and 2011, cash paid for interest, net of amounts capitalized, was $2,843 and $2,973, respectively.

During the nine months ended September 30, 2012 and 2011, cash paid for estimated income taxes was $22 and $61, respectively.

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

4 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net (loss) income per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 429,250 nonvested shares outstanding at September 30, 2012 (see Note 13 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	Three Months Ended September 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,589)	$(1,233)

Denominator:
Weighted-average shares outstanding, basic	16,584,250	5,699,088

Basic net loss per share	$(0.22)	$(0.22)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,589)	$(1,233)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,518)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	285	—
Allocation of loss	$(4,822)	$(1,233)

Denominator:
Weighted-average shares outstanding used in basic computation	16,584,250	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,283,338	5,699,088

Diluted net loss per share	$(0.22)	$(0.22)

	Three Months Ended September 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(144)	$(50)

Denominator:
Weighted-average shares outstanding, basic	16,429,000	5,699,088

Basic net loss per share	$(0.01)	$(0.01)

Diluted net loss per share:
Numerator:
Allocation of loss	$(144)	$(50)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(620)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	570	—
Allocation of loss	$(194)	$(50)

Denominator:
Weighted-average shares outstanding used in basic computation	16,429,000	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,128,088	5,699,088

Diluted net loss per share	$(0.01)	$(0.01)

	Nine Months Ended September 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,627)	$(3,315)

Denominator:
Weighted-average shares outstanding, basic	16,546,536	5,699,088

Basic net loss per share	$(0.58)	$(0.58)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,627)	$(3,315)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(4,626)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,311	—
Allocation of loss	$(12,942)	$(3,315)

Denominator:
Weighted-average shares outstanding used in basic computation	16,546,536	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,245,624	5,699,088

Diluted net loss per share	$(0.58)	$(0.58)

	Nine Months Ended September 30, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,663)	$(578)

Denominator:
Weighted-average shares outstanding, basic	16,394,505	5,699,088

Basic net loss per share	$(0.10)	$(0.10)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,663)	$(578)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,459)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,881	—
Allocation of loss	$(2,241)	$(578)

Denominator:
Weighted-average shares outstanding used in basic computation	16,394,505	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,093,593	5,699,088

Diluted net loss per share	$(0.10)	$(0.10)

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the nine months ended September 30, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $458 and $513, respectively.  At September 30, 2012 and December 31, 2011, $43 and $101 remained outstanding to Aegean, respectively.

During the nine months ended September 30, 2012 and 2011, the Company incurred other expenses totaling $1 and $3, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  At September 30, 2012 and December 31, 2011, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the nine months ended September 30, 2012 and 2011, the Company incurred internal audit service fees of $30 and $17, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 15 — Commitments and Contingencies for further information regarding the Management Agreement).  At September 30, 2012 and December 31, 2011, the amount due to Genco from the Company was $4 and $11, respectively, for such services and is included in due to Parent.

During the nine months ended September 30, 2012 and 2011, Genco, the Company’s parent, incurred costs of $22 and $68 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At September 30, 2012, the amount due to the Company from Genco is $1 and is included in due to Parent.  At December 31, 2011, the amount due to Genco from the Company was $1 and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the nine months ended September 30, 2012 and 2011, the Company incurred costs of $2,109 and $2,232 pursuant to the Management Agreement.  At September 30, 2012, the amount due to Genco of $25 consisted of commercial service fees and is included in due to Parent.  At December 31, 2011, the amount due to Genco of $47 consisted of commercial service fees and is included in due to Parent.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000 to $150,000.  As of September 30, 2012, total available working capital borrowings were $23,500, as $1,500 was drawn down during 2010 for working capital purposes.  As of September 30, 2012, $33,750 remained available under the 2010 Credit Facility, as the total commitment under this facility was reduced to $135,000 on May 31, 2012. The total commitment will reduce in 11 consecutive semi-annual reductions of $5,000 which commenced on May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

As of September 30, 2012, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250 at September 30, 2012 under the 2010 Credit Facility:

Period Ending December 31,	Total

2012 (October 1, 2012 — December 31, 2012)	$—
2013	—
2014	—
2015	1,250
2016	100,000

Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective Interest Rate (excluding impact of unused commitment fees)	3.24%	3.28%	3.25%	3.29%
Range of Interest Rates (excluding impact of unused commitment fees)	3.22% to 3.25%	3.25% to 3.33%	3.22% to 3.30%	3.25% to 3.33%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$3,261	$3,261	$8,300	$8,300
Floating rate debt	101,250	101,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at September 30, 2012 and December 31, 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

ASC Subtopic 820-10, “Fair Value Measurements & Disclosures” (“ASC 820-10”), applies to all assets and liabilities that are being measured and reported on a fair value basis.  This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,044	$1,603
Prepaid items	1,001	730
Insurance receivable	—	16
Other	131	118
Total	$3,176	$2,467

9 - DEFERRED FINANCING COSTS

The Company has unamortized deferred financing costs of $1,941 and $2,290 at September 30, 2012 and December 31, 2011, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of September 30, 2012 and December 31, 2011 was $1,086 and $737, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of September 30, 2012 and December 31, 2011, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the three months ended September 30, 2012 and 2011 was $117 and $117, respectively.  Amortization expense of deferred financing costs for the nine months ended September 30, 2012 and 2011 was $350 and $350, respectively.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$304	$447
Accrued vessel operating expenses	1,427	1,442
Accrued general and administrative expenses	81	83

Total	$1,812	$1,972

11 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2012	December 31, 2011
Fixed assets:
Computer equipment, at cost	$43	$43
Vessel equipment, at cost	5	—
Total cost	48	43
Less: accumulated depreciation	32	20
Total	$16	$23

Depreciation expense for fixed assets for the three months ended September 30, 2012 and 2011 was $4 and $4, respectively.  Depreciation expense for fixed assets for the nine months ended September 30, 2012 and 2011 was $12 and $11, respectively.

12 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and short-term time charters during the three and nine months ended September 30, 2012 was $6,291 and $20,188, respectively.  Total revenue earned on spot market-related time charters and short-term time charters during the three and nine months ended September 30, 2011 was $10,898 and $30,355, respectively.  Future minimum time charter revenue based on the Baltic Cougar, which is committed to noncancelable short-term time charters as of September 30, 2012, and the Baltic Leopard, which was on a spot market-related time charter with a fixed rate for the first 65 days, is expected to be $336 for the remainder of 2012. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels are currently employed on have estimated expiration dates that range from October 2012 to July 2014.

13 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s nonvested stock awards for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2012	545,750	$11.60
Granted	12,500	3.86
Vested	(129,000)	13.31
Forfeited	—	—

Outstanding at September 30, 2012	429,250	$10.86

The total fair value of shares that vested under the Plan during the nine months ended September 30, 2012 and 2011 was $505 and $1,131, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General, administrative and technical management fees	$403	$623	$1,377	$2,174

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2012, unrecognized future compensation cost of $1,434 related to nonvested stock will be recognized over a weighted-average period of 1.96 years.

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

15 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of September 30, 2012, the termination payment that would be due to Genco is approximately $22,717. Refer to Note 5 — Related Party Transactions for any costs incurred during the nine months ended September 30, 2012 and 2011 pursuant to the Management Agreement.

16 - SUBSEQUENT EVENTS

On October 31, 2012, the Company declared a dividend of $0.01 per share to be paid on or about November 21, 2012 to shareholders of record as of November 14, 2012.  The aggregate amount of the dividend is expected to be approximately $227, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

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

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt and the average age of our fleet is approximately 2.9 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

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

Refer to pages 21-22 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	184.0	184.0	—	—
Supramax	368.0	368.0	—	—
Handysize	276.0	276.0	—	—

Total	828.0	828.0	—	—

Available days (2)
Capesize	184.0	184.0	—	—
Supramax	368.0	368.0	—	—
Handysize	276.0	276.0	—	—

Total	828.0	828.0	—	—

Operating days (3)
Capesize	184.0	184.0	—	—
Supramax	361.7	358.4	3.3	0.9%
Handysize	276.0	276.0	—	—

Total	821.7	818.4	3.3	0.4%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	98.3%	97.4%	0.9%	0.9%
Handysize	100.0%	100.0%	—	—

Fleet average	99.2%	98.8%	0.4%	0.4%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$4,701	$16,440	$(11,739)	(71.4)%
Supramax	6,991	12,314	(5,323)	(43.2)%
Handysize	9,124	10,939	(1,815)	(16.6)%

Fleet average	7,193	12,773	(5,580)	(43.7)%

Daily vessel operating expenses (6)
Capesize	$5,579	$5,241	$338	6.4%
Supramax	5,400	5,143	257	5.0%
Handysize	4,593	4,313	280	6.5%

Fleet average	5,171	4,888	283	5.8%

	For the Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	548.0	546.0	2.0	0.4%
Supramax	1,096.0	1,092.0	4.0	0.4%
Handysize	822.0	819.0	3.0	0.4%

Total	2,466.0	2,457.0	9.0	0.4%

Available days (2)
Capesize	548.0	546.0	2.0	0.4%
Supramax	1,086.7	1,092.0	(5.3)	(0.5)%
Handysize	822.0	819.0	3.0	0.4%

Total	2,456.7	2,457.0	(0.3)	0.0%

Operating days (3)
Capesize	548.0	546.0	2.0	0.4%
Supramax	1,070.9	1,078.1	(7.2)	(0.7)%
Handysize	820.4	819.0	1.4	0.2%

Total	2,439.3	2,443.1	(3.8)	(0.2)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	98.5%	98.7%	(0.2)%	(0.2)%
Handysize	99.8%	100.0%	(0.2)%	(0.2)%

Fleet average	99.3%	99.4%	(0.1)%	(0.1)%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,722	$11,388	$(5,666)	(49.8)%
Supramax	8,222	13,090	(4,868)	(37.2)%
Handysize	8,725	11,694	(2,969)	(25.4)%

Fleet average	7,833	12,246	(4,413)	(36.0)%

Daily vessel operating expenses (6)
Capesize	$5,225	$5,140	$85	1.7%
Supramax	5,318	5,070	248	4.9%
Handysize	4,600	4,165	435	10.4%

Fleet average	5,058	4,784	274	5.7%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Voyage revenues (in thousands)	$6,291	$10,898	$20,188	$30,355
Voyage expenses (in thousands)	254	183	686	(123)
Voyage expenses to Parent (in thousands)	82	139	260	389
	$5,955	$10,576	19,242	$30,089
Total available days	828.0	828.0	2,456.7	2,457.0
Total TCE rate	$7,193	$12,773	$7,833	$12,246

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

Operating Data

The following discusses our financial results for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$6,291	$10,898	$(4,607)	(42.3)%

Operating Expenses:
Voyage expenses	254	183	71	38.8%
Voyage expenses to Parent	82	139	(57)	(41.0)%
Vessel operating expenses	4,281	4,047	234	5.8%
General, administrative and technical management fees	1,069	1,269	(200)	(15.8)%
Management fees to Parent	621	621	—	—
Depreciation	3,724	3,724	—	—

Total operating expenses	10,031	9,983	48	0.5%

Operating (loss) income	(3,740)	915	(4,655)	(508.7)%
Other expense	(1,078)	(1,100)	22	(2.0)%

Loss before income taxes	(4,818)	(185)	(4,633)	2,504.3%
Income tax expense	(4)	(9)	5	(55.6)%
Net loss	$(4,822)	$(194)	$(4,628)	2,385.6%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.22)	$(0.01)	$(0.21)	2,100.0%
Net loss per share - diluted	$(0.22)	$(0.01)	$(0.21)	2,100.0%
Dividends declared and paid per share	$0.05	$0.10	$(0.05)	(50.0)%

EBITDA (1)	$(31)	$4,643	$(4,674)	(100.7)%

	For the Nine Months Ended September 30,
	2012	2011	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$20,188	$30,355	$(10,167)	(33.5)%

Operating Expenses:
Voyage expenses	686	(123)	809	(657.7)%
Voyage expenses to Parent	260	389	(129)	(33.2)%
Vessel operating expenses	12,474	11,754	720	6.1%
General, administrative and technical management fees	3,525	4,315	(790)	(18.3)%
Management fees to Parent	1,850	1,843	7	0.4%
Depreciation	11,090	11,045	45	0.4%

Total operating expenses	29,885	29,223	662	2.3%

Operating (loss) income	(9,697)	1,132	(10,829)	(956.6)%
Other expense	(3,219)	(3,342)	123	(3.7)%

Loss before income taxes	(12,916)	(2,210)	(10,706)	484.4%
Income tax expense	(26)	(31)	5	(16.1)%
Net loss	$(12,942)	$(2,241)	$(10,701)	477.5%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.58)	$(0.10)	$(0.48)	480.0%
Net loss per share - diluted	$(0.58)	$(0.10)	$(0.48)	480.0%
Dividends declared and paid per share	$0.23	$0.33	$(0.10)	(30.3)%

EBITDA (1)	$1,371	$12,146	$(10,775)	(88.7)%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(4,822)	$(194)	$(12,942)	$(2,241)
Net interest expense	1,063	1,104	3,197	3,311
Income tax expense	4	9	26	31
Depreciation	3,724	3,724	11,090	11,045

EBITDA (1)	$(31)	$4,643	$1,371	$12,146

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at September 30, 2012 and December 31, 2011.

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

The following table reflects the current employment of our fleet as of November 1, 2012:

Vessel	Year Built	Charterer	Charter Expiration (1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Bulk Marine	November 2012	$7,850 (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

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

(3)

We have agreed to an extension with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco. The duration of the spot market-related time charter is 21.5 to 26.5 months. The extension began on August 15, 2012.

(4)

We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 18.5 months to a maximum end date of May 30, 2014 based on 95% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 65 days in which the vessel will earn a fixed rate of $4,000 per day. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

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

(7)

We have reached an agreement with Bulk Marine on a time charter for approximately 25 days at a rate of either $7,850 per day or $9,000 per day depending on whether the vessel redelivers to the east coast or west coast of India. The rate has yet to be declared as charterers are to declare upon sailing from the vessel’s load port. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel was delivered to charterers on October 12, 2012 after previously being fixed with D’Amico Dry Ltd. on a time charter at a rate of $6,500 per day.

(8)

The rate for each of these spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

Three months ended September 30, 2012 and 2011

VOYAGE REVENUES-

For the three months ended September 30, 2012 and 2011, voyage revenues were $6,291 and $10,898, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the third quarter of 2012.

The average TCE rate of our fleet was $7,193 a day for the three months ended September 30, 2012 as compared to $12,773 for the three months ended September 30, 2011.  The decrease was due to lower spot rates achieved by our vessels during the third quarter of 2012 as compared to the third quarter of 2011.  We believe that increased vessel supply coupled with negative sentiment on the rate of growth in emerging economies were the main contributors to reduced rates during the third quarter. The effect of these contributors was partially offset by record scrapping of older tonnage. We believe that Chinese iron ore restocking commencing at the end of September 2012 along with improvement in sentiment appears to have led to a relative rate improvement with the Baltic Dry Index (“BDI”) at 916 as of November 8, 2012.

For the three months ended September 30, 2012 and 2011, we had 828.0 ownership days during both periods.  Fleet utilization remained relatively stable at 99.2% and 98.8% during the three months ended September 30, 2012 and 2011, respectively.

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

For the three months ended September 30, 2012 and 2011, voyage expenses were $254 and $183, respectively.  The increase is primarily due to larger net losses recorded during the third quarter of 2012 which represented the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  This increase was partially offset by a decrease in in broker commissions as a result of a decrease in voyage revenue earned during the third quarter of 2012 as compared to the third quarter of 2011.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $57 to $82 during the three months ended September 30, 2012 as compared to $139 during the three months ended September 30, 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the third quarter of 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $234 during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to higher expenses related to maintenance, lube consumption and purchases of stores and spare parts.

Daily vessel operating expenses increased to $5,171 per vessel per day during the three months ended September 30, 2012 from $4,888 per vessel per day during the three months ended September 30, 2011.  The increase in daily vessel operating expense was mainly due to higher expenses related to maintenance, lube consumption and purchases of stores and spare parts.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2012 were $129 below the budgeted rate of $5,300 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended September 30, 2012 and 2011, general, administrative and technical management fees were $1,069 and $1,269, respectively.  The decrease is primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate during the third quarter of 2012 as compared to the third quarter of 2011.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended September 30, 2012 and 2011 remained stable at $621 during both periods.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained stable at $3,724 during the three months ended September 30, 2012 and 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2012 and 2011, net interest expense was $1,063 and $1,104, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011, November 30, 2011 and May 31, 2012.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the three months ended September 30, 2012 and 2011, income tax expense was $4 and $9, respectively.  During the three months ended September 30, 2012 and 2011, we had United States source income of $200 and $452, respectively, which resulted in income tax expense of $4 and $9, respectively.

Nine months ended September 30, 2012 and 2011

VOYAGE REVENUES-

For the nine months ended September 30, 2012 and 2011, voyage revenues were $20,188 and $30,355, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the nine months ended September 30, 2012.

The average TCE rate of our fleet was $7,833 a day for the nine months ended September 30, 2012 as compared to $12,246 for the nine months ended September 30, 2011.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the nine months ended September 30, 2012 as compared to the same period last year.  We believe that increased vessel supply coupled with negative sentiment on the rate of growth in emerging economies were the main contributors to reduced rates during the third quarter. The effect of these contributors was partially offset by record scrapping of older tonnage. We believe that Chinese iron ore restocking commencing at the end of September 2012 along with improvement in sentiment appears to have led to a relative rate improvement with the BDI at 916 as of November 8, 2012.

For the nine months ended September 30, 2012 and 2011, we had 2,466.0 and 2,457.0 ownership days, respectively.  Fleet utilization remained relatively stable at 99.3% and 99.4% during the nine months ended September 30, 2012 and 2011, respectively.

VOYAGE EXPENSES-

For the nine months ended September 30, 2012 and 2011, voyage expenses were $686 and ($123), respectively.  The increase is primarily due to large gains recorded during the nine months ended September 30, 2011 as compared to net losses recorded during the nine months ended September 30, 2012, which represented the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer.  During the nine months ended September 30, 2012, there was also bunker consumption recorded during the ballast leg of the time charter for the Baltic Jaguar, which resulted in an increase in voyage expenses.  Additionally, this increase was partially offset by a decrease in broker commissions as a result of a decrease in voyage revenue earned during the nine months ended September 30, 2012 as compared to the same period last year.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $129 to $260 during the nine months ended September 30, 2012 as compared to $389 during the nine months ended September 30, 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the nine months ended September 30, 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $720 during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to higher expenses related to crewing, maintenance and purchases of stores and spare parts.

Daily vessel operating expenses increased to $5,058 per vessel per day during the nine months ended September 30, 2012 from $4,784 per vessel per day during the nine months ended September 30, 2011.  The increase in daily vessel operating expense was mainly due to higher expenses related to crewing, maintenance and purchases of stores and spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2012 were $242 below the budgeted rate of $5,300 per vessel per day.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the nine months ended September 30, 2012 and 2011, general, administrative and technical management fees were $3,525 and $4,315, respectively.  The decrease is primarily due to lower non-cash compensation.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the nine months ended September 30, 2012 and 2011 remained stable at $1,850 and $1,843, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained relatively stable at $11,090 during the nine months ended September 30, 2012 as compared to $11,045 during the nine months ended September 30, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2012 and 2011, net interest expense was $3,197 and $3,311, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011, November 30, 2011 and May 31, 2012.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the nine months ended September 30, 2012 and 2011, income tax expense was $26 and $31, respectively.  During the nine months ended September 30, 2012 and 2011, we had United States source income of $1,321 and $2,909, respectively, which resulted in net income tax expense of $26 and $31, respectively.

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

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, for a $100 million senior secured revolving credit facility, which was amended in November 2010, as described below. Refer to the 2011 10-K for further information regarding our 2010 Credit Facility. A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010. In connection with the commitment letter, we paid an upfront fee of $0.3 million. Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million, which has been capitalized as Deferred financing costs in the condensed consolidated balance sheets.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes, subject to the total availability of the 2010 Credit Facility. At September 30, 2012, we have borrowed $1.5 million of the total $25 million available for working capital. As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of September 30, 2012, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million. Additionally, as of September 30, 2012, $33.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $135 million. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.  However, given recent conditions we deem unfavorable for conducting equity financings, we have not used such financings to repay indebtedness under the 2010 Credit Facility, although we may conduct such financings if conditions improve.  If equity financing continues to remain unavailable as a means to repay the 2010 Credit Facility, we may be unable to expand our fleet.

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

As of September 30, 2012, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would not have resulted in dividend for the first, second and third quarter of 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.05 per share during the first and second quarter of 2012 and $0.01 per share during the third quarter of 2012.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012
FISCAL YEAR ENDED DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was $0.2 million and $9.6 million, respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $12.9 million for the nine months ended September 30, 2012 compared to a net loss of $2.2 million for the nine months ended September 30, 2011. Lower net income was predominantly due to lower charter rates achieved in the first nine months of 2012 versus the prior year period for the vessels in our fleet.

Net cash used in investing activities was five thousand dollars for the nine months ended September 30, 2012 due to the purchase of other fixed assets. For the nine month period ended September 30, 2011, cash used in investing activities was $2.5 million and primarily related to the purchases of vessel related equipment.

Net cash used in financing activities for the nine months ended September 30, 2012 was $5.2 million, which consisted of cash dividends paid during the first nine months of the year. For the nine months ended September 30, 2011, cash used in financing activities was $7.6 million and primarily consisted of $7.5 million in cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2012. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250	$—	$—	$101,250
Interest and borrowing fees	14,736	948	7,322	6,466
Total	$115,986	$948	$7,322	$107,716

(1)         Represents the three-month period ending December 31, 2012.

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

We did not incur any drydocking costs during the nine months ended September 30, 2012 and 2011.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at September 30, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2012.  At September 30, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our 2010 Credit Facility as of the most recent compliance testing date were lower than their carrying values at September 30, 2012.  The last compliance testing date was June 30, 2012 in accordance with the terms of the 2010 Credit Facility.  The amount by which the carrying value at September 30, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $9.7 million to $30.3 million per vessel, compared to $7.4 million to $24.2 million per vessel as of December 31, 2011.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $14.9 million as of September 30, 2012 and $11.4 million as of December 31, 2011.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands) as of September 30, 2012
Baltic Leopard	2009	2010	$32,327
Baltic Panther	2009	2010	32,405
Baltic Cougar	2009	2010	32,557
Baltic Jaguar	2009	2010	32,465
Baltic Bear	2010	2010	67,790
Baltic Wolf	2010	2010	67,339
Baltic Wind	2009	2010	31,017
Baltic Cove	2010	2010	31,336
Baltic Breeze	2010	2010	31,902
TOTAL			$359,138

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.8 million in interest expense for the nine months ended September 30, 2012.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: November 9, 2012	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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