Form 10-K
period 2012-12-31
Baltic Trading Ltd
filed 2013-03-01
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $3.44 per share as of June 30, 2012 on the New York Stock Exchange, was approximately $56.1 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s classes of common stock, as of March 1, 2013:  common stock, $0.01 per share — 17,300,999 shares and Class B stock, $0.01 per share — 5,699,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

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

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We plan to operate all of our vessels in the spot market, on spot market-related time charters, or in vessel pools trading in the spot market.  We have financed our fleet primarily with equity capital and have financed the remainder with our revolving credit facility (the “2010 Credit Facility”). Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business.  We have paid dividends in recent quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.  Please see below under “Dividend Policy.”

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations

Baltic Trading Limited

299 Park Avenue, 12th Floor

New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ a fleet of drybulk vessels primarily in the spot market and to grow our business through accretive vessel acquisitions. As detailed below, our strategy largely relies on blending certain complementary elements of vessel employment with a capital structure that supports our operations. For example, we believe our focus on the drybulk spot market and our quarterly dividend policy is attractive to investors because it provides them exposure to the trends of the drybulk shipping industry. We have financed our existing fleet primarily with equity and seek to maintain relatively low leverage. Key elements of our business strategy include:

•                  Deploy our vessels primarily in the spot market.   We seek to provide shareholders with the opportunity to invest in a company with a strategic focus on the drybulk market by deploying our vessels on voyage or time charters or in vessel pools that are related to the spot market. The spot market is volatile and holds the potential for significant increases or decreases in shipping rates over time. Upward movements in spot rates have the potential to increase our revenues, and we will have opportunities to take advantage of these upswings by not locking our vessels into long-term, fixed-rate time charters. Conversely, our revenues may decline if the spot market does, and we will not benefit from the stabilizing effect of fixed-rate time charters. The spot market may be affected by whether the global economy declines or recovers, particularly with respect to economies outside the United States such as China and India, which have been the primary drivers of drybulk trade in recent years. Further, while economic health is one factor influencing demand, supply of drybulk vessels is also an important factor affecting spot market rates. An undersupply of drybulk vessels could lead to higher spot market rates despite weak economic conditions, while an oversupply of drybulk vessels could lead to lower spot market rates despite strong economic conditions as is the case under current market conditions. Because we generate virtually all of our revenues in U.S. Dollars, the current weakness of the U.S. Dollar does not affect our revenues; however, as we may incur certain costs in other currencies, the weakness of the U.S. Dollar could affect our business if these costs are significant.

•                  Return a substantial portion of our cash flow to shareholders through quarterly dividends.  Our dividend policy is to pay quarterly dividends to our shareholders approximately equal to our net income minus cash capital expenditures for vessels, other than vessel acquisitions and related expenses plus non-cash compensation.  In recent quarters, our Board of Directors determined to declare a dividend based on our cash flow, liquidity, and capital resources, even though the application of our policy would have resulted in a lesser dividend or no dividend.  See “Dividend Policy” herein. As we intend to primarily finance future vessel acquisitions through equity financing as well as internally generated cash flow while minimizing our reliance on debt financing as market conditions permit.  By paying dividends in this manner, our goal is to make our common stock more attractive to investors to enhance our ability to conduct equity financings.  We paid dividends of $0.24, $0.45 and $0.32 per share during 2012, 2011 and 2010, respectively.

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

•                  Strategically expand the size of our fleet.  Depending on market conditions, we intend to acquire modern, high-quality drybulk carriers through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flows. We expect to fund acquisitions of additional vessels primarily using equity financing or cash reserves set aside for this purpose.  We may also use debt financing such as our existing revolving credit facility, although our long-term strategy would entail reducing any such debt with future equity financings as market conditions permit.

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

OUR FLEET

Our fleet currently consists of two Capesize, four Supramax and three Handysize drybulk carriers, with an aggregate carrying capacity of approximately 672,000 dwt.  As of December 31, 2012, the average age of the vessels currently in our fleet was approximately 3.0 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete.  The table below summarizes the characteristics of our vessels:

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

OUR CHARTERS

As of March 1, 2013, all of our vessels were employed under spot market-related time charters or short-term time charters.  Spot market-related time charters and short-term time charters involve the hiring of a vessel from its owner for a period time pursuant to a contract under which the vessel owner places its ship (including its crew and equipments) at the disposal of the charterer.  The charterer typically bears all voyage expenses, including the cost of bunkers (“fuel”), port expenses, agents’ fees and canal dues.  Spot market-related time charters are subject to the fluctuations in the spot market rather than being based on a fixed daily rate as time charter agreements are.

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

In connection with the charter of each of our vessels, we incur commissions generally ranging from 1.25% to 6.25% of the total daily charterhire rate of each charter to third-party brokers, which include the 1.25% commission payable to Genco pursuant to the Management Agreement.

We monitor developments in the drybulk shipping industry on a regular basis and strategically adjust the charterhire periods for our vessels according to market conditions as they become available for charter.

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 28, 2013:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	May 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	April 2013	95% of BSI (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Pacific World Shipping PTE Ltd.	March 2013	$7,500 (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	May 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

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

(7)         We have reached an agreement with Pacific World Shipping PTE Ltd. on a time charter for approximately 20 days at a rate of $7,500 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charters on February 18, 2013 after repositioning.  The vessel was previously fixed with Bulk Marine Ltd. on a time charter at a rate of $9,250 per day which ended on February 12, 2013.

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

As of March 1, 2013, we employed approximately 200 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, including Cargill International S.A. (“Cargill”), Klaveness Chartering (“Klaveness”), Resource Marine PTE Ltd. (part of the Macquarie group of Companies) (“Resource Marine”), and Swissmarine Services S.A. (“Swissmarine”).  For the year ended December 31, 2012, these customers individually accounted for 44.41%, 11.79%, 13.90% and 10.04% of voyage revenues, respectively.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,670 independent drybulk carrier owners.

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

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships. As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the previous cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which will be further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, as will the applicable areas of the United States Caribbean Sea, effective January 1, 2014. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All new ships are required to utilize the Energy Efficiency Design Index (EEDI) and all ships must use a Ship Energy Efficiency Management Plan (SEEMP).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U. S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels, and our vessels would be required to be equipped with ballast water treatment systems that meet mandatory concentration limits, in each case not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2016. If mid-ocean ballast exchange is made mandatory, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

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

The IMO continues to review and introduce new regulations.  For example, in July 2011 MARPOL adopted amendments for the prevention of air pollution, which designate certain waters near the coasts of Puerto Rico and the U.S. Virgin Islands ECAs for emissions of nitrogen oxides, sulphur oxides, and particulate matter. The new ECA designation will enter into force on January 1, 2014. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner or operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Accordingly, both OPA and CERCLA impact our operations.

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

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA. For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

While we do not carry oil as cargo, we do carry bunkers in our drybulk carriers. We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

Other United States Environmental Regulations

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In addition, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA. EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels. The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants. U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. As of June 21, 2012, the Coast Guard implemented revised regulations on ballast water management standards by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. The revised ballast water standards are consistent with those adopted by the IMO in 2004. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that entered into force in January 2013.  Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade.  The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world’s tonnage have ratified it. On August 20, 2012, the required number of countries was met and MLC 2006 is expected to enter into force on August 20, 2013. The ratification of MLC 2006 will require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies (IACS).  IACS issued draft harmonized Common Structural Rules, which align with the IMO goal standards, for industry reviews in 2012, and it expects them to be adopted in winter 2013.  All of our vessels have been certified as being “in class” by ABS, DNV or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of off-hire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims including off-hire days; (xii) our acquisition or disposition of vessels; (xiii) our ability to leverage Genco’s relationships and reputation in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xvii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Our earnings and cash flows could remain at depressed levels or decline, which may cause us to breach one or more of the covenants in the 2010 Credit Facility, thereby potentially accelerating the repayment of outstanding facility borrowings.

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

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2012 and recorded an average level of 920, compared to a ten-year average level of 3,504.  The BDI decreased to a historic low in February 2012.  While the BDI has since increased, there can be no assurance the drybulk charter market will increase further, and the market could decline.

The year to date in 2013 has exhibited seasonal issues like those of the corresponding period in 2012, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues, temporarily reducing iron ore output.  In addition to these factors, there have been a number of adverse consequences for drybulk shipping, including, among other things:

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

Because we charter all of our vessels principally in the spot market or on spot market-related time charters known as trip charters, or we may acquire vessels that are subject to existing charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to volatility in spot charter rates.  We cannot assure you that we will be able to successfully charter our vessels in the future at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.

The supply of and demand for shipping capacity strongly influences freight rates. In addition, vessels may experience repeated periods of unemployment between spot charters. The successful operation of our vessels in the spot market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo, or ballast time. There have been times, including the recent past, when spot rates have declined below the operating cost of vessels.   Future spot rates may decline significantly and may not be sufficient to enable our vessels trading in the spot market to operate profitably or for us to pay dividends and may have a material adverse effect on our cash flows and financial condition. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. The current global financial crisis has intensified this unpredictability.

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

We anticipate that the future demand for our drybulk carriers will be dependent upon economic growth in the world’s economies, particularly China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargo to be transported by sea. Adverse economic, political, social or other developments, including a change in worldwide fleet capacity, could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The current oversupply of drybulk carrier capacity may lead to further reductions in charterhire rates, vessel values and profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006.  The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we are experienced in 2012.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more covenants in the 2010 Credit Facility or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility.

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

A significant number of the port calls our vessels make involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.8% in 2012 as compared to a 9.2% growth rate in 2011.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code.  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters. OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters. Such liability is potentially unlimited in cases of willful misconduct or gross negligence. OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

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

The international shipping industry is an inherently risky business involving global operations. Our vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss and bad weather. All these hazards can result in death or injury to persons, increased costs, loss of revenues, loss or damage to property (including cargo), environmental damage, higher insurance rates, damage to our customer relationships, harm to our reputation as a safe and reliable operator and delay or rerouting. In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts.   Our vessels may operate in particularly dangerous areas, including areas of the Indian Ocean, the Gulf of Aden, the South China Sea and the Red Sea.  These sorts of events could interfere with shipping routes and result in market disruptions which could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, the Gulf of Aden and the Red Sea. Since 2008, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Terrorist attacks and other acts of violence or war may have an adverse effect on our business, results of operations and financial condition.

Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, and financial condition.

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

Growing any business by acquisition presents numerous risks, including undisclosed liabilities and obligations, difficulty obtaining additional qualified personnel, managing relationships with customers and suppliers and integrating newly acquired operations into existing infrastructures. In addition, competition from other companies, many of which have significantly greater financial resources than do we or Genco, may reduce our acquisition opportunities or cause us to pay higher prices. We cannot assure you that we will be successful in executing our plans to establish and grow our business or that we will not incur significant expenses and losses in connection with these plans. Our failure to effectively identify, purchase, develop and integrate any vessels or businesses could adversely affect our business, financial condition and results of operations.  We have not identified attractive acquisition targets with satisfactory financing since our initial public offering and may not do so in the future.

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

Our dividend policy calls for us to distribute all of our Cash Available for Distribution on a quarterly basis, subject to any reserves that our Board of Directors may determine are required. We have paid dividends in recent quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.  Accordingly, our growth, if any, will be financed principally by equity capital raising and, therefore, may not be as fast as businesses that reinvest their cash to expand ongoing operations.

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

Our executive officers and the officers of our Manager are involved in other Genco business activities, which may result in their spending less time than is appropriate or necessary to manage our business successfully. Based solely on the anticipated relative sizes of our fleet and Genco’s fleet over the next twelve months, we estimate that John C. Wobensmith, our President and Chief Financial Officer, and other officers of Genco will spend approximately 10-15% of their monthly business time on our business activities and approximately 85-90% of such time on Genco’s. However, the actual allocation of time could vary significantly from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses. This could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our executive officers and directors, our Manager, and the executive officers and directors of our Manager have conflicts of interest and limited duties, which may permit them to favor interests of Genco or its affiliates above our interests and those of our common shareholders and allow Genco to compete with us.

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

Our Chairman may pursue business opportunities in our industry that may conflict with our interests

Our Chairman, Peter C. Georgiopoulos, is not an employee of our company or of Genco and is not contractually committed to remain as a director of our company or to refrain from other activities in our industry. Mr. Georgiopoulos actively reviews potential investment opportunities in the shipping industry, including the drybulk sector, from time to time. Mr. Georgiopoulos controls and has a minority interest in Maritime Equity Partners LLC (“MEP”), which owns an aggregate of 12 drybulk vessels. Mr. Georgiopoulos has informed us that so long as he is a director of our company, prior to making an investment in an entity owning or operating drybulk vessels, he intends to disclose the details of such investment to our Board of Directors and our independent directors and allow us to pursue the opportunity, subject to Genco’s right of first refusal, to the extent we choose to do so and are able. However, in the event we choose not to, or are unable to, pursue any such opportunity, Mr. Georgiopoulos may proceed, either alone or with others, with such investments.  As a result of such investments, Mr. Georgiopoulos may have independent interests in the ownership and operation of drybulk vessels that may conflict with our interests.

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

Our Manager may elect to terminate the Management Agreement upon the sale of all or substantially all of our assets to a third party, our liquidation or after any change of control of our company occurs. If our Manager so elects to terminate the Management Agreement, then our Manager may be paid a termination fee. This termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of December 31, 2012, the termination payment that would be due to Genco is approximately $22.7 million. In addition, our rights to terminate the Management Agreement are limited. Even if we are not satisfied with the Manager’s efforts in managing our business, unless our Manager materially breaches the agreement, we may terminate the Management Agreement only:

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

We are party to a Management Agreement with Genco as our Manager, pursuant to which Genco provides to us commercial, technical, administrative and strategic services, including vessel maintenance, crewing, purchasing, shipyard supervision, insurance and financial services. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance of these services by Genco. Our business will be harmed if Genco fails to perform these services satisfactorily, if it stops providing these services to us for any reason or if it terminates the Management Agreement, as it is entitled to do under certain circumstances.  Like us, Genco does business in the drybulk shipping market, which has experienced a significant downturn in recent years.  The challenges that Genco faces in the operation of its business in the current environment could negatively impact its ability to provide us services under the Management Agreement.  The circumstances under which we are able to terminate the Management Agreement are extremely limited and do not include mere dissatisfaction with our Manager’s performance. In addition, upon any termination of the Management Agreement, we may lose our ability to benefit from economies of scale in purchasing supplies and other advantages that we believe our relationship with Genco provides.

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

Under the Management Agreement, we must pay for vessel operating expenses (including crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses), and in addition for spot or voyage charters, voyage expenses (including bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and conversions).  Our vessel operating expenses include the costs of crewing and insurance, which expect to increase in 2013 compared to 2012.  In addition, to the extent we employ our vessels on voyage charters, we will also have to bear the cost of bunkers. The price of bunker fuel may increase in the future. Further, if our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs would decrease our earnings, cash flows and the amount of Cash Available for Distribution to our shareholders.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. The average age of the vessels in our current fleet is approximately 3.0 years as of December 31, 2012.  Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We derive all of our revenues from a small number of charterers.  For the year ended December 31, 2012, 100% of our revenues were derived from eleven charterers.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley), we are required to include in this and each of our subsequent future annual reports on Form 10-K a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent registered public accounting firm. As our manager, Genco provides substantially all of our financial reporting, and we depend on the procedures they have in place. If, in such future annual reports on Form 10-K, our management cannot provide a report as to the effectiveness of our internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified attestation report as to the effectiveness of our internal control over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

We would qualify for exemption under Section 883 if, among other things, one or more classes of our stock representing, in the aggregate, more than 50% of the combined voting power and value of all classes of our stock were treated as primarily and regularly traded on an established securities market in the United States. Under applicable Treasury regulations, we may not satisfy this publicly-traded requirement in any taxable year in which 50% or more of any class(es) of stock we rely on to meet this rule is owned for more than half the days in such year by persons who actually or constructively own 5% or more of such class(es) of our stock, which we sometimes refer to as 5% shareholders.

As of the date of this report, our common stock represents more than 50% of the value of all classes of our stock, but less than 50% of the combined voting power of all classes of our stock. Unless the holders of the Class B stock irrevocably elect to limit their aggregate voting power to 49%, our Class B stock will represent more than 50% of the combined voting power of all classes of our voting stock and will not be treated as primarily and regularly traded on an established securities market in the United States. Therefore, we do not currently qualify for exemption under Section 883. As a result, 50% of our gross shipping income attributable to transportation beginning or ending in the United States, if any, will be subject to a 4% tax without allowance for deductions. While we do not currently anticipate that a significant portion of our shipping income will be U.S. source shipping income, there can be no assurance that this will be the case.  During the years ended December 31, 2012, 2011 and 2010, we had U.S. operations which resulted in U.S. source shipping income of approximately $1.4 million, $3.1 million and $2.5 million, respectively.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. However, it should be noted that there is also authority that characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

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

Under our amended and restated articles of incorporation, our Class B stock has 15 votes per share, and our common stock has one vote per share resulting in Genco controlling in excess of 50% of the combined voting power of these two classes of stock. However, if holders of a majority of the Class B stock make an irrevocable election to do so, the aggregate voting power of the Class B stock will be limited to a maximum of 49% of the voting power of our outstanding common stock and Class B stock, voting together as a single class. As of December 31, 2012 and 2011, Genco owns shares of our Class B stock representing 83.17% and 83.41%, respectively, of the voting power of our outstanding capital stock through its wholly-owned subsidiary, Genco Investments LLC. In addition, pursuant to the subscription agreement between us and Genco Investments LLC, for so long as Genco Investments LLC or its affiliates holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco Investments LLC is entitled to receive an additional number of shares of Class B stock equal to 2% of the number of shares of common stock issued after our IPO was consummated in March 2010, excluding any shares of common stock issuable upon the exercise of the underwriters’ over-allotment option in our IPO or issued as an award or issuable upon exercise of an award under our 2010 Equity Incentive Plan. These additional shares would be issued for no additional consideration unless insufficient surplus exists to cover the par value of such additional shares, in which case Genco Investments LLC will pay us the par value of such shares. In addition, our directors or officers who are affiliated with Genco or other individuals providing services under the Management Agreement who are affiliated with Genco may receive equity awards under our 2010 Equity Incentive Plan.

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

In addition, Genco has pledged its Class B stock as security for its borrowings under its $1.4 billion credit facility entered into as of July 20, 2007, as amended.  If Genco is in default under this facility and the lenders foreclose on the Class B shares under the terms of the facility, a change in control of Baltic Trading could result.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BALT.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012
1st Quarter	$4.97	$3.79
2nd Quarter	$4.77	$3.11
3rd Quarter	$3.73	$2.98
4th Quarter	$3.55	$2.70

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011
1st Quarter	$11.07	$8.25
2nd Quarter	$9.37	$5.68
3rd Quarter	$5.86	$3.64
4th Quarter	$6.20	$4.17

As of March 1, 2013, there were approximately 10 holders of record of our common stock.

We have adopted a dividend policy to pay a variable quarterly dividend equal to our Cash Available for Distribution during the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income (loss), such as those that would result from acquiring a vessel subject to a charter that was above or below market rates.

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2012 and 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend during each of these quarters.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding the number of shares of our common stock that may be issued under the 2010 Equity Incentive Plan, which is our sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	999,001
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	999,001

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2012	2011	2010	2009 (1)
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$27,304	$43,492	$32,559	$—

Operating Expenses:
Voyage expenses	1,142	61	167	—
Voyage expenses to Parent	346	560	422	—
Vessel operating expenses	16,730	16,004	8,198	—
General, administrative and technical management fees	4,768	5,585	5,044	16
Management fees to Parent	2,471	2,464	1,229	—
Depreciation	14,814	14,769	7,359	—
Other operating income	—	—	(206)	—

Total operating expenses	40,271	39,443	22,213	16

Operating (loss) income	(12,967)	4,049	10,346	(16)
Other expense	(4,275)	(4,445)	(1,946)	—
(Loss) income before income taxes	(17,242)	(396)	8,400	(16)
Income tax expense	(28)	(34)	(78)	—
Net (loss) income	$(17,270)	$(430)	$8,322	(16)
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.78)	$(0.02)	$0.46	$—
Net (loss) income per share - diluted	$(0.78)	$(0.02)	$0.46	$—
Net loss per share of Capital Stock — basic and diluted	$—	$—	$—	$(158.20)
Dividends declared and paid per share of common and Class B stock	$0.24	$0.45	$0.32	$—

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$3,280	$8,300	$5,797	$—
Total assets	364,370	384,955	396,154	834
Total debt	101,250	101,250	101,250	—
Total shareholders’ equity	260,662	281,603	289,436	(16)

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$433	$15,379	$18,999	$—
Net cash used in investing activities	(5)	(2,570)	(389,801)	—
Net cash (used in) provided by financing activities	(5,448)	(10,306)	376,599	—

EBITDA (2)	$1,819	$18,786	$17,678	$(16)

(1)         Represents the period from our date of inception, October 6, 2009, through December 31, 2009.  Total cash and cash equivalents at December 31, 2009 was one-thousand U.S. dollars; however, due to rounding, the amount in “Balance Sheet Data” section appears as zero.

(2)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net (loss) income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net (loss) income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above:

	For the Years Ended December 31,
	2012	2011	2010	2009
Net (loss) income	$(17,270)	$(430)	$8,322	$(16)
Net interest expense	4,247	4,413	1,919	—
Income tax expense	28	34	78	—
Depreciation	14,814	14,769	7,359	—
EBITDA (2)	$1,819	$18,786	$17,678	$(16)

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

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.   We currently operate all of our vessels are on spot market-related time charters or short-term time charters.  We may also consider operating vessels in the spot market directly or in vessel pools based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility.  We aim to grow our fleet through timely and selective acquisitions of vessels in a manner that is accretive to our earnings and cash flow.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business.  We have paid dividends in recent quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.  Please see below under “Dividend Policy.”

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

Year ended December 31, 2012 compared to the year ended December 31, 2011

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, TCE rates and daily vessel operating expenses for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	732.0	730.0	2.0	0.3%
Supramax	1,464.0	1,460.0	4.0	0.3%
Handysize	1,098.0	1,095.0	3.0	0.3%

Total	3,294.0	3,285.0	9.0	0.3%

Available days (2)
Capesize	732.0	730.0	2.0	0.3%
Supramax	1,453.3	1,460.0	(6.7)	(0.5)%
Handysize	1,098.0	1,095.0	3.0	0.3%

Total	3,283.3	3,285.0	(1.7)	(0.1)%

Operating days (3)
Capesize	729.9	730.0	(0.1)	(0.0)%
Supramax	1,434.0	1,438.9	(4.9)	(0.3)%
Handysize	1,096.4	1,093.9	2.5	0.2%

Total	3,260.3	3,262.8	(2.5)	(0.1)%

Fleet utilization (4)
Capesize	99.7%	100.0%	(0.3)%	(0.3)%
Supramax	98.7%	98.6%	0.1%	0.1%
Handysize	99.9%	99.9%	—	—

Fleet average	99.3%	99.3%	—	—

	For the Years Ended December 31,		Increase
(U.S. dollars)	2012	2011	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$7,276	$15,371	$(8,095)	(52.7)%
Supramax	7,836	13,051	(5,215)	(40.0)%
Handysize	8,290	11,503	(3,213)	(27.9)%

Fleet average	7,863	13,050	(5,187)	(39.7)%

Daily vessel operating expenses (6)
Capesize	$5,302	$5,264	$38	0.7%
Supramax	5,280	5,211	69	1.3%
Handysize	4,663	4,159	504	12.1%

Fleet average	5,079	4,872	207	4.2%

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

	For the Years Ended December 31,
	2012	2011

Voyage revenues (in thousands)	$27,304	$43,492
Voyage expenses (in thousands)	1,142	61
Voyage expenses to Parent (in thousands)	346	560
	25,816	42,871
Total available days	3,283.3	3,285.0
Total TCE rate	$7,863	$13,050

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

Operating Data

The following compares our operating (loss) income and net loss for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$27,304	$43,492	$(16,188)	(37.2)%

Operating Expenses:
Voyage expenses	1,142	61	1,081	1,772.1%
Voyage expenses to Parent	346	560	(214)	(38.2)%
Vessel operating expenses	16,730	16,004	726	4.5%
General, administrative and technical management fees	4,768	5,585	(817)	(14.6)%
Management fees to Parent	2,471	2,464	7	0.3%
Depreciation and amortization	14,814	14,769	45	0.3%

Total operating expenses	40,271	39,443	828	2.1%

Operating (loss) income	(12,967)	4,049	(17,016)	(420.3)%
Other expense	(4,275)	(4,445)	170	(3.8)%
Loss before income taxes	(17,242)	(396)	(16,846)	4,254.0%
Income tax expense	(28)	(34)	6	(17.6)%
Net loss	$(17,270)	$(430)	(16,840)	3,916.3%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.78)	$(0.02)	$(0.76)	3,800.0%
Net loss per share - diluted	$(0.78)	$(0.02)	$(0.76)	3,800.0%
Dividends declared and paid per share	$0.24	$0.45	$(0.21)	(46.7)%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$3,280	$8,300	(5,020)	(60.5)%
Total assets	364,370	384,955	(20,585)	(5.3)%
Total debt	101,250	101,250	—	—
Total shareholders’ equity	260,662	281,603	(20,941)	(7.4)%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$433	$15,379	$(14,946)	(97.2)%
Net cash used in investing activities	(5)	(2,570)	2,565	(99.8)%
Net cash used in financing activities	(5,448)	(10,306)	4,858	(47.1)%

EBITDA (1)	$1,819	$18,786	$(16,967)	(90.3)%

(1)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  Refer to pages 38-39 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at December 31, 2012 and 2011.

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

Years ended December 31, 2012 and 2011

VOYAGE REVENUES-

Voyage revenues are driven primarily by the number of vessels that we have in our fleet, the number of calendar days during which our vessels will generate revenues and the amount of daily charter hire that our vessels earn under charters.  These, in turn, are affected by a number of factors, including our decisions relating to vessel acquisitions and disposals, the amount of time that we spend positioning our vessels, the amount of time that our vessels spend in drydock undergoing repairs, maintenance and upgrade work, the age, condition and specifications of our vessels, levels of supply and demand in the drybulk carrier market and other factors affecting spot market charter rates for our vessels.  Voyage revenues also include the sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

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

For the years ended December 31, 2012 and 2011, voyage revenues were $27,304 and $43,492, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during 2012.

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

The average TCE rate of our fleet was $7,863 a day for the year ended December 31, 2012 as compared to $13,050 for the year ended December 31, 2011.  The decrease was due to lower spot market rates achieved by our vessels during 2012 as compared to 2011.

During 2012, the Baltic Dry Index, or BDI (a drybulk index) reached a low of 647 on February 3, 2012 and rebounded to yearly high of 1,165 on May 8, 2012.  At December 31, 2011, the index was 1,738.  In 2013, the index started off at 698 on January 2, 2013 and has since increased to 746 as of February 11, 2013.

The BDI displayed considerable weakness in the beginning of 2012 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for the first two months of the year.  While the BDI showed a relative rebound from February and through May of 2012, adverse market conditions primarily driven by high iron ore inventories and negative sentiment in regards to the growth pace of world economies, maintained the index at relatively low values through September of 2012. A relative rebound was experienced over the next two months with the BDI trading in the 1,000 point range. The year to date in 2013 has exhibited seasonal issues like those of the corresponding period in 2012, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil and Australia, temporarily reducing iron ore output.  Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the recent downturn in rates will adversely impact our first quarter 2013 revenues and results of operations.

During 2012 and 2011, we had 3,294.0 and 3,285.0 ownership days, respectively.  Fleet utilization remained stable at 99.3% and 99.3% during 2012 and 2011.

VOYAGE EXPENSES-

To the extent we operate our vessels on voyage charters in the spot market, we are responsible for all voyage expenses. Voyage expenses are all expenses unique to a particular voyage, including any bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and commissions.  We expect that our voyage expenses will vary depending on the number of vessels in our fleet and the extent to which we enter into voyage charters in the spot market as opposed to spot market-related time charters, trip charters or vessel pools, in which we would not be responsible for voyage expenses.  At the inception of a spot market-related time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

For 2012 and 2011, voyage expenses were $1,142 and $61, respectively.  The increase is primarily due to a $449 decrease in net gains related to the difference between the costs of the bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer during 2012 as compared to 2011.  Additionally, there was an increase in voyage expenses as a result of $416 of bunkers consumed during short-term time charters during 2012.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $214 during 2012 as compared to 2011. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $726 to $16,730 during 2012 as compared to $16,004 in 2011 primarily due to higher expenses related to crew and the purchases of stores and spare parts, partially offset by lower lube consumption.

Daily vessel operating expenses increased to $5,079 per vessel per day during the year ended December 31, 2012 from $4,872 per vessel per day during the year ended December 31, 2011.  The increase in daily vessel operating expenses is primarily due to higher expenses related to crew and the purchase of stores and spare parts partially offset by lower lube consumption.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2012 were $221 below the budgeted rate for the year ended December 31, 2012 of $5,300 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have average daily vessel operating expenses during 2013 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Supramax	5,500
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,400 during 2013.  The increase in the 2013 budget as compared to the 2012 budget is primarily due to increases in crew and insurance expenses.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

We incur general and administrative expenses, which relate to our onshore non-vessel-related activities. Our general and administrative expenses include non-cash compensation expense, legal, auditing and other professional expenses.  With respect to the restricted shares issued as incentive compensation to our Chairman, our President and Chief Financial Officer and our directors under our 2010 Equity Incentive Plan, refer to Note 14 — Nonvested Stock Awards in our consolidated financial statements.  Additionally, we incur management fees to third-party technical management companies (excluding Genco) for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.

For 2012 and 2011, general, administrative and technical management fees were $4,768 and $5,585, respectively.  The decrease in general, administrative and technical management fees was primarily a result of lower non-cash compensation.  Technical management fees paid to third parties did not fluctuate significantly during 2012 as compared to 2011.  During 2013, the technical management fees per vessel are expected to be the same as during 2012, or approximately $130 per vessel.

MANAGEMENT FEES TO PARENT-

Management fees to Parent remained relatively stable at $2,471 and $2,464 during 2012 and 2011, respectively.  This amount represents the technical service fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

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

Depreciation expense remained stable at $14,814 and $14,769 during 2012 and 2011, respectively.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For 2012 and 2011, net interest expense was $4,247 and $4,413, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2011, November 30, 2011, May 31, 2012 and November 30, 2012.  Refer to Note 7 — Debt in our consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For 2012 and 2011, income tax expense was $28 and $34, respectively.  During the year ended December 31, 2012, we had United States operations which resulted in United States source income of $1,379, which resulted in income tax expense of $28.  During the year ended December 31, 2011, we had United States operations which resulted in United States source income of $3,062, which resulted in income tax expense of $34.

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

	For the Years Ended December 31,		Increase
	2011	2010	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	730.0	310.3	419.7	135.3%
Supramax	1,460.0	963.2	496.8	51.6%
Handysize	1,095.0	361.1	733.9	203.2%

Total	3,285.0	1,634.6	1,650.4	101.0%

Available days (2)
Capesize	730.0	308.4	421.6	136.7%
Supramax	1,460.0	955.9	504.1	52.7%
Handysize	1,095.0	359.2	735.8	204.8%

Total	3,285.0	1,623.5	1,661.5	102.3%

Operating days (3)
Capesize	730.0	306.8	423.2	137.9%
Supramax	1,438.9	939.1	499.8	53.2%
Handysize	1,093.9	356.2	737.7	207.1%

Total	3,262.8	1,602.1	1,660.7	103.7%

Fleet utilization (4)
Capesize	100.0%	99.5%	0.5%	0.5%
Supramax	98.6%	98.2%	0.4%	0.4%
Handysize	99.9%	99.2%	0.7%	0.7%

Fleet average	99.3%	98.7%	0.6%	0.6%

	For the Years Ended December 31,		Increase
(U.S. dollars)	2011	2010	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,371	$30,860	$(15,489)	(50.2)%
Supramax	13,051	17,921	(4,870)	(27.2)%
Handysize	11,503	14,819	(3,316)	(22.4)%

Fleet average	13,050	19,692	(6,642)	(33.7)%

Daily vessel operating expenses (6)
Capesize	$5,264	$5,081	$183	3.6%
Supramax	5,211	5,297	(86)	(1.6)%
Handysize	4,159	4,208	(49)	(1.2)%

Fleet average	4,872	5,016	(144)	(2.9)%

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

	For the Years Ended December 31,
	2011	2010

Voyage revenues (in thousands)	$43,492	$32,559
Voyage expenses (in thousands)	61	167
Voyage expenses to Parent (in thousands)	560	422
	42,871	31,970
Total available days	3,285.0	1,623.5
Total TCE rate	$13,050	$19,692

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

Operating Data

The following compares our operating income and net (loss) income for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,		Increase
	2011	2010	(Decrease)	% Change
Income Statement Data:
Revenues	$43,492	$32,559	$10,933	33.6%

Operating Expenses:
Voyage expenses	61	167	(106)	(63.5)%
Voyage expenses to Parent	560	422	138	32.7%
Vessel operating expenses	16,004	8,198	7,806	95.2%
General, administrative and technical management fees	5,585	5,044	541	10.7%
Management fees to Parent	2,464	1,229	1,235	100.5%
Depreciation and amortization	14,769	7,359	7,410	100.7%
Other operating income	—	(206)	206	(100.0)%

Total operating expenses	39,443	22,213	17,230	77.6%

Operating income	4,049	10,346	(6,297)	(60.9)%
Other expense	(4,445)	(1,946)	(2,499)	128.4%
(Loss) income before income taxes	(396)	8,400	(8,796)	(104.7)%
Income tax expense	(34)	(78)	44	(56.4)%
Net (loss) income	$(430)	$8,322	(8,752)	(105.2)%
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.02)	$0.46	$(0.48)	(104.3)%
Net (loss) income per share - diluted	$(0.02)	$0.46	$(0.48)	(104.3)%
Dividends declared and paid per share	$0.45	$0.32	$0.13	40.6%

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$8,300	$5,797	2,503	43.2%
Total assets	384,955	396,154	(11,199)	(2.8)%
Total debt	101,250	101,250	—	—
Total shareholders’ equity	281,603	289,435	(7,832)	(2.7)%

Other Data:
Net cash provided by operating activities	$15,379	$18,999	$(3,620)	(19.1)%
Net cash used in investing activities	(2,570)	(389,801)	387,231	(99.3)%
Net cash (used in) provided by financing activities	(10,306)	376,599	(386,905)	(102.7)%

EBITDA (1)	$18,786	$17,678	$1,108	6.3%

(1)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  Refer to pages 38-39 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Years ended December 31, 2011 and 2010

VOYAGE REVENUES-

For the years ended December 31, 2011 and 2010, voyage revenues were $43,492 and $32,559, respectively.  The increase in voyage revenues was due to the increase in the size of our fleet, offset by lower spot market rates achieved by our vessels during 2011.

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

The BDI displayed considerable weakness in the beginning of 2011 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for January, while continuous pressure was evident through August 2011, primarily due to severe weather in Brazil and Australia affecting cargo availability. A significant rebound was experienced in the remainder of the year with the BDI doubling in value during October 2011. The year 2012 began with seasonal factors contributing to a downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues in Brazil, temporarily reducing iron ore output.

During 2011 and 2010, we had 3,285.0 and 1,634.6 ownership days, respectively.  The increase in ownership days is a result of a full year of operations during 2011 for the nine vessels delivered during 2010.  Fleet utilization remained relatively stable at 99.3% and 98.7% during 2011 and 2010, respectively.

VOYAGE EXPENSES-

For 2011 and 2010, voyage expenses were $61 and $167, respectively, and consisted of brokerage commissions paid to third parties as well as gains and losses related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters.  The variance in voyage expenses is a result of a full year of operation of our fleet during 2011. This increase was offset by net gains related to bunker fuel for vessels coming off spot market-related time charters and short-term time charters amounting to $521 during 2011.  During 2010, there were net losses related to bunker fuel in the amount of $73.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $138 to $560 during 2011 as compared to $422 in 2010. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase was a result of the growth of the fleet offset by lower spot market rates achieved by our vessels during 2011.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7,806 to $16,004 during 2011 as compared to $8,198 in 2010.  The increase was primarily due to a full year of operation of our fleet during 2011.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For 2011 and 2010, general, administrative and technical management fees were $5,585 and $5,044, respectively.  The increase in general, administrative and technical management fees was primarily a result of an increase in management fees of $590 related to the operation of a larger fleet.

DEPRECIATION-

Depreciation expense increased by $7,410 during 2011 as compared to 2010 as a result of the increase in the size of our fleet.  Depreciation expense for 2011 also reflected a decrease in depreciation of $344 due to the change in estimated salvage value from $175 per lightweight ton to $245 per lightweight ton.  Refer to Note 2 — Summary of Significant Accounting Policies in our consolidated financial statements for further information regarding this change.

OTHER OPERATING INCOME-

During the year ended December 31, 2010, we recorded other operating income of $206 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.  There was no such income recorded during the year ended December 31, 2011.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For 2011 and 2010, net interest expense was $4,413 and $1,919, respectively.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.  As a result of the amendment to the 2010 Credit Facility, which was effective November 30, 2010, the total applicable margin over LIBOR decreased from 3.25% to 3.00%.  The increase in net interest expense was primarily a result of the drawdown of additional debt during the second half of 2010 due to the expansion of our fleet.

INCOME TAX EXPENSE-

For 2011 and 2010, income tax expense was $34 and $78, respectively.  During 2011, we had United States operations which resulted in United States source income of $3,062, which resulted in income tax expense of $34.  During the year ended December 31, 2010, we had United States operations which resulted in United States source income of $2,541, which resulted in income tax expense of $78.  The decrease in income tax expense is a result of an income tax benefit recorded during the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We have also borrowed $101.3 million to date under our 2010 Credit Facility.  We will require capital to fund ongoing operations, acquisitions and potential debt service, for which we expect the main sources to be cash flow from operations and equity offerings.  We anticipate that internally generated cash flow, together with borrowings that we may make under out 2010 Credit Facility for working capital purposes, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes, subject to the total availability of the 2010 Credit Facility.  At December 31, 2012, we have borrowed $1.5 million of the total $25 million available for working capital.  As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of December 31, 2012, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were

$101.3 million.  Additionally, as of December 31, 2012, $28.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $130 million. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through use of our 2010 Credit Facility as a bridge to equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and internally generated cash flow.  However, given current conditions we deem unfavorable for conducting equity financings, we have not used such financings to repay indebtedness under the 2010 Credit Facility, although we may conduct such financings if conditions improve.  If equity financing continues to remain unavailable as a means to repay the 2010 Credit Facility, we may be unable to expand our fleet.

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

As of December 31, 2012, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

Our dividend policy will also impact our future liquidity position.  We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required.  These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  We have paid dividends in recent quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Dividend Policy

We have adopted a dividend policy to pay a variable quarterly dividend equal to our Cash Available for Distribution during the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. Dividends are paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income (loss) less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income (loss), such as those that would result from acquiring a vessel subject to a charter that was above or below market rates.

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)

Less Fleet Related Capital Maintenance Expenditures

Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2012 and 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2010
4th Quarter	$0.17	2/17/2011
3rd Quarter	$0.16	10/26/2010
2nd Quarter	$0.16	7/30/2010
1st Quarter	—	N/A

The aggregate amount of the dividend paid in 2012, 2011 and 2010 was $5,448, $10,167 and $7,192, respectively, which we funded from cash on hand.

The application of our dividend policy would not have resulted in a dividend for the fourth quarter of 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.01 per share payable on or about March 14, 2013 to all shareholders of record as of March 7, 2013.  Our dividend policy is to pay a variable quarterly dividend equal to our Cash Available for Distribution, during the previous quarter, subject to any reserves our board of directors may from time to time determine are required.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates. We intend to pay dividends on a quarterly basis.

We believe that, under current law, our dividend payments from earnings and profits will constitute “qualified dividend income.”  For 2012, the maximum Federal income tax rate on dividends paid to non-corporate shareholders was 15%.  For taxable years beginning after December 31, 2012, the maximum federal income tax rate on qualified dividends paid to non-corporate shareholders is 20%, and all or a portion of dividend income received by shareholders whose modified adjusted gross income exceeds certain thresholds ($250,000 for married taxpayers filing jointly and $200,000 for single taxpayers) may be subject to a 3.8% surtax.   Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

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

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $0.4 million and $15.4 million, respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $17.3 million for the year ended December 31, 2012 compared to a net loss of $0.4 million for the year ended December 31, 2011. Lower net income was predominantly due to lower charter rates achieved in 2012 versus the prior year period for the vessels in our fleet.

Net cash used in investing activities was five-thousand dollars for the year ended December 31, 2012 due to the purchase of other fixed assets. For the year ended December 31, 2011, cash used in investing activities was $2.6 million and primarily related to the purchases of vessel related equipment.

Net cash used in financing activities for the year ended December 31, 2012 was $5.4 million, which consisted of cash dividends paid during the year. For the year ended December 31, 2011, cash used in financing activities was $10.3 million and primarily consisted of $10.2 million in cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2012. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250	$—	$1,250	$100,000
Interest and borrowing fees	13,742	3,678	7,067	2,997
Total	$114,992	$3,678	$8,317	$102,997

Future interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and schedules off-hire days for our fleet through 2014 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013	$—	—
2014	$3.6	100

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

We did not incur any drydocking costs during the years ended December 31, 2012 and 2011.

We estimate that none of our vessels will be drydocked in 2013.  An additional five of our vessels will be drydocked in 2014.

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

During the years ended December 31, 2012 and 2011, we did not acquire vessels with existing time charters for which there was a significant difference between the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective January 1, 2011, we increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessel.  During the years ended December 31, 2012 and 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.3 million during both years.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at December 31, 2012 and 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2012.

At December 31, 2012, the vessel valuations for all of our vessels for covenant compliance purposes under our 2010 Credit Facility were lower than their carrying values at December 31, 2012.  The amount by which the carrying value at December 31, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $11.0 million to $32.7 million per vessel, and $150.8 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2011 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $7.4 million to $24.2 million per vessel, and $102.2 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $16.8 million as of December 31, 2012 and $11.4 million as of December 31, 2011. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands) as of December 31, 2012	Carrying Value (U.S. Dollars in thousands) as of December 31, 2011
Baltic Leopard	2009	2009	$31,981	$33,358
Baltic Panther	2009	2010	32,059	33,436
Baltic Cougar	2009	2010	32,211	33,588
Baltic Jaguar	2009	2010	32,121	33,489
Baltic Bear	2010	2010	67,103	69,835
Baltic Wolf	2010	2010	66,670	69,334
Baltic Wind	2009	2010	30,685	32,008
Baltic Cove	2010	2010	31,011	32,306
Baltic Breeze	2010	2010	31,577	32,868
TOTAL			$355,418	$370,222

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

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.  We noted that TCE revenues across its fleet were lower on average in 2012 compared with 2011.  Our management views the lower TCE rates in 2012 as part of a longer term economic cycle.

We concluded at December 31, 2012 that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that, accordingly, our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (119% - 402% of carrying value)).  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 22 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2012.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends. Specifically, we utilize the rates currently in effect for the duration of their current spot market-related time charters.  For periods of time where our vessels are not fixed on such charters, we utilize an estimated daily time charter equivalent for our vessels based on the most recent ten year historical one year time charter average.  Actual equivalent drybulk shipping rates are currently lower than the estimated rate.  We believe current rates have been driven by short-term disruptions or seasonal issues as discussed under “Management’s Discussion and Analysis —Results of Operations—Voyage Revenues.”

Of the inputs that the Company uses for its impairment test, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2012	As of December 31, 2011
Capesize	(65.8)%	(65.1)%
Supramax	(47.9)%	(50.4)%
Handysize	(30.6)%	(19.8)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2012 and 2011, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2012	As of December 31, 2011
Capesize	(84.8)%	(67.9)%
Supramax	(65.5)%	(42.1)%
Handysize	(45.7)%	(24.0)%

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2012 and December 31, 2011 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility that provides us with bridge financing for completed and potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Prior to the effective date of the amendment to the 2010 Credit Facility of November 30, 2010, the applicable margin was 3.25%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $1.0 million in interest expense for the year ended December 31, 2012.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baltic Trading Limited
Consolidated Financial Statements as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011 and 2010
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltic Trading Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

Baltic Trading Limited

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,280	$8,300
Due from charterers, net	945	1,653
Prepaid expenses and other current assets	2,892	2,467
Total current assets	7,117	12,420

Noncurrent assets:
Vessels, net of accumulated depreciation of $36,906 and $22,107, respectively	355,418	370,222
Fixed assets, net of accumulated depreciation of $36 and $20, respectively	12	23
Deferred financing costs, net of accumulated amortization of $1,204 and $737, respectively	1,823	2,290
Total noncurrent assets	357,253	372,535

Total assets	$364,370	$384,955

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,163	$1,972
Deferred revenue	261	71
Due to Parent	34	59
Total current liabilities	2,458	2,102

Noncurrent liabilities:
Long-term debt	101,250	101,250
Total noncurrent liabilities:	101,250	101,250

Total liabilities	103,708	103,352

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 17,300,999 and 17,001,000 shares at December 31, 2012 and 2011, respectively	173	170
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at December 31, 2012 and 2011	57	57
Additional paid-in capital	277,249	280,923
(Accumulated deficit) retained earnings	(16,817)	453
Total shareholders’ equity	260,662	281,603

Total liabilities and shareholders’ equity	$364,370	$384,955

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands, Except for Per Share Data)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Revenues	$27,304	$43,492	$32,559

Operating expenses:
Voyage expenses	1,142	61	167
Voyage expenses to Parent	346	560	422
Vessel operating expenses	16,730	16,004	8,198
General, administrative and technical management fees	4,768	5,585	5,044
Management fees to Parent	2,471	2,464	1,229
Depreciation	14,814	14,769	7,359
Other operating income	—	—	(206)

Total operating expenses	40,271	39,443	22,213

Operating (loss) income	(12,967)	4,049	10,346

Other (expense) income:
Other expense	(28)	(32)	(27)
Interest income	5	9	236
Interest expense	(4,252)	(4,422)	(2,155)

Other expense, net	(4,275)	(4,445)	(1,946)

(Loss) income before income taxes	(17,242)	(396)	8,400
Income tax expense	(28)	(34)	(78)

Net (loss) income	$(17,270)	$(430)	$8,322

Net (loss) income per share of common and Class B stock:
Net (loss) income per share-basic	$(0.78)	$(0.02)	$0.46
Net (loss) income per share-diluted	$(0.78)	$(0.02)	$0.46
Dividends declared and paid per share of common and Class B Stock	$0.24	$0.45	$0.32

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statement of Shareholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	Capital Stock Par Value	Common Stock Par Value	Class B Stock Par Value	Additional paid-in Capital	(Accumulated Deficit) Retained Earnings	Total

Balance — January 1, 2010	$—	$—	$—	$—	$(16)	$(16)

Net income					8,322	8,322

Capital contribution from Parent and exchange of 100 shares of capital stock for 5,699,088 shares of Class B stock	—		57	74,943		75,000

Cash dividends paid ($0.32 per share)					(7,192)	(7,192)

Issuance of 16,300,000 shares of common stock		163		210,267		210,430

Issuance of 583,500 shares of nonvested common stock		6		(6)		—

Nonvested stock amortization				2,892		2,892

Balance — December 31, 2010	$—	$169	$57	$288,096	$1,114	$289,436

Net loss					(430)	(430)

Cash dividends paid ($0.45 per share)				(9,936)	(231)	(10,167)

Issuance of 117,500 shares of nonvested common stock		1		(1)		—

Nonvested stock amortization				2,764		2,764

Balance — December 31, 2011	$—	$170	$57	$280,923	$453	$281,603

Net loss					(17,270)	(17,270)

Cash dividends paid ($0.24 per share)				(5,448)		(5,448)

Issuance of 299,999 shares of nonvested common stock		3		(3)		—

Nonvested stock amortization				1,777		1,777

Balance — December 31, 2012	$—	$173	$57	$277,249	$(16,817)	$260,662

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(17,270)	$(430)	$8,322
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	14,814	14,769	7,359
Amortization of deferred financing costs	467	467	270
Amortization of nonvested stock compensation expense	1,777	2,764	2,892
Change in assets and liabilities:
Decrease (increase) in due from charterers	708	(987)	(666)
Increase in prepaid expenses and other current assets	(425)	(74)	(2,393)
Increase (decrease) in accounts payable and accrued expenses	197	(214)	2,186
(Decrease) increase in due to Parent	(25)	(601)	644
Increase (decrease) in deferred revenue	190	(315)	385
Net cash provided by operating activities	433	15,379	18,999
Cash flows from investing activities:
Purchase of vessels, including deposits	—	(2,570)	(389,758)
Purchase of fixed assets	(5)	—	(43)
Net cash used in investing activities	(5)	(2,570)	(389,801)
Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	—	101,250
Capital contribution from Parent	—	—	75,000
Cash dividends paid	(5,448)	(10,167)	(7,192)
Proceeds from issuance of common stock	—	—	214,508
Payments of common stock issuance costs	—	—	(4,078)
Payment of deferred financing costs	—	(139)	(2,889)
Net cash (used in) provided by financing activities	(5,448)	(10,306)	376,599
Net (decrease) increase in cash and cash equivalents	(5,020)	2,503	5,797
Cash and cash equivalents at beginning of period	8,300	5,797	—
Cash and cash equivalents at end of year	$3,280	$8,300	$5,797

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

(U.S. Dollars in Thousands, Except Per Share and Share Data)

1 — GENERAL INFORMATION

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

At December 31, 2012, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly-Owned Subsidiaries	Vessels	Dwt	Date Delivered	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010

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

As of December 31, 2012 and 2011, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 24.78% and 25.11% ownership interest in the Company, respectively, and 83.17% and 83.41% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.  Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated primarily from spot market-related time charters and short- term time charters.  A spot market-related time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for a payment based on a specified percentage of the average daily rates as published by the Baltic Dry Index (“BDI”).  Short term time charters are the same as spot market-related time charter agreements, except there is a specified fixe daily hire rate.  Voyage revenues also include the sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

In spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in a net (gain) loss of $(72), ($521) and $73 during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the Baltic Dry Index for each respective billing period.  As such, the revenue earned by the Company’s vessels is subject to the fluctuations of the spot market.  The Company records short-term time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes voyage expenses when incurred.

Other operating income

During the year ended December 31, 2010, the Company recorded other operating income of $206 related to a payment received from the seller of the Baltic Cougar as a result of the late delivery of the vessel.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2012 and 2011, the Company had a reserve of $154 and $52, respectively, against the due from charterers balance and an additional accrual of $7 and $2, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2012, 2011 and 2010 was $14,798, $14,754 and $7,353, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective January 1, 2011, the Company increased the estimated scrap value of the vessels from $175/lwt to $245/lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessels.  During the years ended December 31, 2012 and 2011, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $345 and $344, respectively.  The decrease in depreciation expense resulted in a $0.01 and a $0.02 change to the basic and diluted net loss per share during the years ended December 31, 2012 and 2011, respectively.  The basic and diluted net loss per share would have been ($0.79) and ($0.04) per share for the years ended December 31, 2012 and 2011, respectively, if there was no change in the estimated scrap value.

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

For the years ended December 31, 2012, 2011 and 2010, no impairment charges were recorded on the Company’s long-lived assets.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the years ended December 31, 2012, 2011 and 2010, the Company had United States operations which resulted in United States source income of $1,379, $3,062 and $2,541, respectively.  The Company’s estimated United States income tax expense for the years ended December 31, 2012, 2011 and 2010 was $28, $34 and $78, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plan.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers and cash and cash equivalents.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of its revenues from 11 customers in 2012, eight customers in 2011 and four customers during 2010.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2012 and 2011.

For the year ended December 31, 2012, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A., Klaveness Charterering, Resource Marine PTE Ltd. (part of the Macquarie group of companies) and Swissmarine Services S.A., which represented 44.41%, 11.79%, 13.90% and 10.04% of revenues, respectively.  For the year ended December 31, 2011, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A., Resource Marine PTE Ltd. (part of the Macquarie group of companies), AMN Bulkcarriers Inc. and Swissmarine Services S.A., which represented 44.99%, 13.70%, 11.19% and 10.61% of revenues, respectively.  For the year ended December 31, 2010, there were four customers that individually accounted for more than 10% of revenues, Oldendorff GMBH and Co. KG. Lubeck, Cargill

International S.A., Clipper Bulk Shipping N.V., Curacao and AMN Bulkcarriers Inc., which represented 29.26%, 46.65%, 12.35% and 11.74% of revenues, respectively.

At December 31, 2012 and 2011, the Company maintains all of its cash and cash equivalents with one financial institution.  The Company’s cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2012 and 2011 due to their short-term maturity or the variable-rate nature of the respective borrowings under the 2010 Credit Facility.  See Note 8 - Fair Value of Financial Instruments for additional disclosure on the fair value of long-term debt.

3 — CASH FLOW INFORMATION

For the years ended December 31, 2012 and 2011, the Company did not have any non-cash investing or financing activities.

For the year ended December 31, 2010, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $1,106 for the purchase of vessels.  For the year ended December 31, 2010, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $1,078 for the purchase of vessels.  Additionally, for the year ended December 31, 2010, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses consisting of $51 associated with deferred financing fees and $1 associated with dividend payments due to Peter C. Georgiopoulos, Chairman of the Board.  All such amounts were paid during 2011.

During the years ended December 31, 2012, 2011 and 2010, cash paid for interest, net of amount capitalized, was $3,798, $4,228 and $1,587, respectively.

During the years ended December 31, 2012, 2011 and 2010, cash paid for estimated income taxes was $22, $61 and $40, respectively.

On May 17, 2012 and December 13, 2012, the Company made grants of nonvested common stock in the amount of 12,500 and 37,500 shares, respectively, to directors of the Company.  The grant date fair value of such nonvested stock was $48 and $113, respectivley.  Additionally, on December 13, 2012, 166,666 and 83,333 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $750.

On May 12, 2011, the Company made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The grant date fair value of such nonvested stock was $87. These shares vested on May 17, 2012.  Additionally, on December 21, 2011, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $515.

On March 10, 2010, 358,000 and 108,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such nonvested stock was $6,524 based on the IPO price of $14.00 per share.  Both of these grants of nonvested common stock began vesting ratably in four annual installments commencing on the first anniversary of the closing of the Company’s IPO, March 15, 2010.  Additionally, on March 15, 2010, the Company made grants of nonvested common stock in the amount of 12,500 shares to directors of the Company.  The grant date fair value of such nonvested stock was $175 based on the IPO price of $14.00 per share.  These grants vested on March 15, 2011.  Lastly, on December 24, 2010, 80,000 and 25,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively, which were approved by the Board of Directors on such date.  The grant date fair value of such restricted stock was $1,118.  Both of these grants of restricted stock vest ratably on each of the four anniversaries of November 15, 2011.  All of the aforementioned grants of restricted stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan.

4 — VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into an agreement to purchase three Handysize drybulk vessels, including one newbuilding, from companies within the Metrostar Management Corporation group of companies for an aggregate purchase price of approximately $99,750.  Total vessel deposits of $9,975 were made during the second quarter of 2010.  Two of the vessels were delivered during August 2010 and the remaining vessel was delivered during October 2010.  All three vessels are secured on spot market-related time charters with Cargill International S.A. at a rate based on 115% of the average of the daily rates of the Baltic Handysize Index (“BHSI”).  The Company financed the purchase price of the aforementioned acquisitions utilizing the 2010 Credit Facility for bridge financing.

On February 19, 2010, the Company entered into agreements with subsidiaries of an unaffiliated third-party seller to purchase four 2009-built Supramax drybulk vessels for an aggregate price of $140,000.  Total vessel deposits of $14,000 were made during the first quarter of 2010 and the remaining payment of $126,000 was made upon delivery of the vessels during the second quarter of 2010.  These four vessels, the Baltic Leopard, Baltic Panther, Baltic Cougar, and Baltic Jaguar, were delivered during the second quarter of 2010.

On February 22, 2010, the Company also entered into agreements with subsidiaries of another unaffiliated third-party seller to purchase two Capesize drybulk vessels for an aggregate price of $144,200.  The Baltic Bear was delivered on May 14, 2010 and the Baltic Wolf was delivered on October 14, 2010.  Total vessel deposits of $21,540 were made during the first quarter of 2010 and the remaining payments for the Baltic Bear of $65,700 and the Baltic Wolf of $56,960 were made upon delivery of the vessels during the second and fourth quarter of 2010, respectively.

Refer to Note 1 — General Information for the dates on which the aforementioned vessels were delivered.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2012, 2011 and 2010 was $0, $0 and $41, respectively.

5 — EARNINGS PER COMMON SHARE

The computation of net (loss) income per share of common stock and Class B shares is in accordance with ASC 260 — “Earnings Per Share,” using the two-class method.  Under these provisions, basic net (loss) income per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 664,249 nonvested shares outstanding at December 31, 2012 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net (loss) income per share of common stock assumes the conversion of Class B shares, while the diluted net (loss) income per share of Class B stock does not assume the conversion of those shares.

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

The Company was formed with 100 shares of capital stock during October of 2009, and on March 3, 2010, Genco made an additional capital contribution of $75,000 and surrendered the 100 shares of capital stock for 5,699,088 shares of Class B stock.  The net loss attributable to the period from January 1, 2010 to March 2, 2010 was insignificant and therefore the Company has not allocated any of the net loss during that period to the capital stock.  The following table sets forth the computation of basic and diluted net (loss) income per share of common stock and Class B stock:

	Year Ended December 31, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)

Denominator:
Weighted-average shares outstanding, basic	16,562,758	5,699,088

Basic net loss per share	$(0.78)	$(0.78)

Diluted net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(5,790)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,368	—
Allocation of loss	$(17,270)	$(4,422)

Denominator:
Weighted-average shares outstanding used in basic computation	16,562,758	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,261,846	5,699,088

Diluted net loss per share	$(0.78)	$(0.78)

	Year Ended December 31, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(320)	$(110)

Denominator:
Weighted-average shares outstanding, basic	16,406,580	5,699,088

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share:
Numerator:
Allocation of loss	$(320)	$(110)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,675)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	2,565	—
Allocation of loss	$(430)	$(110)

Denominator:
Weighted-average shares outstanding used in basic computation	16,406,580	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,105,668	5,699,088

Diluted net loss per share	$(0.02)	$(0.02)

	Year Ended December 31, 2010
	Common	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$6,129	$2,193

Denominator:
Weighted-average shares outstanding, basic	13,263,288	4,746,638

Basic net income per share	$0.46	$0.46

Diluted net income per share:
Numerator:
Allocation of undistributed earnings	$6,129	$2,193
Reallocation of undistributed earnings as a result of conversion of Class B to common shares	370	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,823	—
Reallocation of undistributed earnings to Class B shares	—	(4)
Allocation of earnings	$8,322	$2,189

Denominator:
Weighted-average shares outstanding used in basic computation	13,263,288	4,746,638
Add:
Conversion of Class B to common shares	4,746,638	—
Dilutive effect of nonvested stock awards	30,843	—

Weighted-average shares outstanding, diluted	18,040,769	4,746,638

Diluted net income per share	$0.46	$0.46

6 — RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these consolidated financial statements.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred legal services aggregating $0, $0 and $156, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2012 and 2011, $0 was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the years ended December 31, 2012, 2011 and 2010, Aegean supplied lubricating oils to the Company’s vessels aggregating $564, $654 and $646, respectively.  At December 31, 2012 and 2011, $83 and $101 remained outstanding to Aegean, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company incurred other expenditures totaling $1, $3 and $0, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  As of December 31, 2012 and 2011, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred internal audit service fees of $52, $35 and $35, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At December 31, 2012 and 2011, the amount due to Genco from the Company was $18 and $11, respectively, for such services and is included in due to Parent.

During the years ended December 31, 2012, 2011 and 2010, Genco, the Company’s Parent, incurred costs of $24, $91 and $337, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2012, the amount due to the Company from Genco was $7 and is included in due to Parent.  At December 31, 2011, the amount due to Genco from the Company was $1 and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Company’s Management Agreement with Genco.  For the years ended December 31, 2012, 2011 and 2010, the Company incurred costs of $2,817, $3,024 and $5,491, respectively, pursuant to the Management Agreement with Genco.  At December 31, 2012, the amount due to Genco of $23 consisted of commercial service fees and is included in due to Parent.  At December 31, 2011, the amount due to Genco of $47 consisted of commercial service fees and is included in due to Parent.

7 — DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010.  This amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000 and amounts borrowed will bear interest at LIBOR plus a margin of 3.00% as compared to 3.25% under the original facility.  The term of the 2010 Credit Facility was extended to six years from the previous 3.5 years and will now mature on November 30, 2016 as compared to April 16, 2014 previously.  A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the commitment letter entered on February 25, 2010, the Company paid an upfront fee of $313.  Additionally, upon executing the original 2010 Credit Facility, the Company paid the remaining upfront fee of $937, for total fees of $1,250.  In connection with the amendment to the 2010 Credit Facility effective November 30, 2010, the Company paid an upfront fee of $1,350.  Of the total original facility amount of $150,000, $25,000 is available for working capital purposes.  As of December 31, 2012, total available working capital borrowings were $23,500 as $1,500 was drawn down during the year ended December 31, 2010 for working capital purposes.  As of December 31, 2012, $28,750 remained available under the 2010 Credit Facility as total drawdowns of $101,250 were made to fund the purchase of the Baltic Wind, Baltic Cove and Baltic Breeze and the total commitment was reduced to $130,000 on November 30, 2012.  Refer to Note 4 — Vessel Acquisitions for further information regarding these vessel deposits and acquisitions.

Pursuant to the amended 2010 Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 which commenced on the six month anniversary of the effective date, or May 31, 2011.  On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

Borrowings under the 2010 Credit Facility are secured by liens on the Company’s initial vessels and other related assets.  Borrowings under the facility are subject to the delivery of security documents with respect to the Company’s initial vessels.  The Company’s subsidiaries owning the initial vessels act as guarantors under the 2010 Credit Facility.

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

The amended 2010 Credit Facility includes the following financial covenants which apply to the Company and its subsidiaries on a consolidated basis and are measured at the end of each fiscal quarter:

•                        Cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $5,000 during the first year following the amendment, or until November 30, 2011.  Beginning December 1, 2011, cash and cash equivalents plus the undrawn amount available for working capital under the facility must not be less than $750 per vessel for all vessels in the Company’s fleet.

•                        Consolidated net worth must not be less than (i) $232,796 plus (ii) 50% of the value of any subsequent primary equity offerings of the Company.

•                        The aggregate fair market value of the mortgaged vessels must at all times be at least 140% of the aggregate outstanding principal amount under the 2010 Credit Facility.

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of December 31, 2012.

The following table sets forth the repayment of the outstanding debt of $101,250 at December 31, 2012 under the 2010 Credit Facility:

Year Ending December 31,	Total

2013	$—
2014	—
2015	1,250
2016	100,000

Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Year ended December 31,
	2012	2011	2010
Effective Interest rate (excluding impact of unused commitment fees)	3.24%	3.29%	3.48%
Range of Interest Rates (excluding impact of unused commitment fees)	3.21% to 3.30%	3.25% to 3.33%	3.27% to 3.60%

8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at December 31, 2012 and December 31, 2011 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$3,280	$3,280	$8,300	$8,300
Floating rate debt	101,250	101,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving Credit Facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at December 31, 2012 and 2011 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

9 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2012	December 31, 2011
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$1,767	$1,603
Prepaid items	861	730
Insurance receivable	126	16
Other	138	118
Total	$2,892	$2,467

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

The Company has unamortized deferred financing costs of $1,823 and $2,290 at December 31, 2012 and 2011, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of December 31, 2012 and 2011 was $1,204 and $737, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of December 31, 2012 and 2011, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the years ended December 31, 2012, 2011 and 2010 was $467, $467 and $270, respectively.

11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$430	$447
Accrued vessel operating expenses	1,622	1,442
Accrued general and administrative expenses	111	83
Total	$2,163	$1,972

12 — FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2012	December 31, 2011
Fixed assets:
Computer equipment, at cost	$43	$43
Vessel equipment, at cost	5	—
Total cost	48	43
Less: accumulated depreciation	36	20
Total	$12	$23

Depreciation expense for fixed assets for the years ended December 31, 2012, 2011 and 2010 was $16, $14 and $6, respectively.

13 — REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and short-term time charters, as well as the sale of bunkers consumed during short-term time charters, during the years ended December 31, 2012, 2011 and 2010 was $27,304, $43,492 and $32,559.  Future minimum time charter revenue based on the Baltic Cougar, which is committed to noncancelable short-term time charters, is expected to be $431 for 2013. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels were employed on as of December 31, 2012 have estimated expiration dates that range from January 2013 to July 2014.

14 — NONVESTED STOCK AWARDS

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

Grants of restricted stock to Peter C. Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, made in connection with the Company’s IPO vest ratably on each of the first four anniversaries of March 15, 2010.  Grants of restricted common stock to directors made following the Company’s IPO (which exclude the foregoing grant to Mr. Georgiopoulos) vest the earlier of the first anniversary of the grant date or the date of the next annual shareholders’ meeting.  Grants of restricted stock made to executives and the Chairman of the Board not in connection with the Company’s IPO vest ratably on each of the first four anniversaries of the determined vesting date.

The following table presents a summary of the Company’s restricted stock awards for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	545,750	$11.60	583,500	$13.40	—	$—
Granted	299,999	3.04	117,500	5.11	583,500	13.40
Vested	(181,500)	11.71	(155,250)	13.43	—	—
Forfeited	—	—	—	—	—	—

Outstanding at December 31	664,249	$7.70	545,750	$11.60	583,500	$13.40

The total fair value of shares that vested under the Plan during the years ended December 31, 2012 and 2011 was $663 and $1,275.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.  No shares under the Plan vested during the year ended December 31, 2010.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Year Ended December 31,
	2012	2011	2010
General, administrative and technical management fees	$1,777	$2,764	$2,892

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2012, unrecognized compensation cost of $1,895 related to nonvested stock will be recognized over a weighted-average period of 2.40 years.

15 — LEGAL PROCEEDINGS

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

16 — COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause or for Genco’s change of control, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. As of December 31, 2012, the termination payment that would be due to Genco is approximately $22,717.  Refer to Note 6 — Related Party Transactions for any costs incurred during the years ended December 31, 2012, 2011 and 2010 pursuant to the Management Agreement.

17 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share amounts)
Revenues	$6,294	$7,603	$6,291	$7,116	$9,543	$9,914	$10,898	$13,137
Operating (loss) income	(3,368)	(2,586)	(3,740)	(3,273)	(585)	802	915	2,917
Net (loss) income	(4,456)	(3,661)	(4,822)	(4,331)	(1,694)	(353)	(194)	1,811

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - Basic (1)	$(0.20)	$(0.16)	$(0.22)	$(0.19)	$(0.08)	$(0.02)	$(0.01)	$0.08
Net (loss) income per share — Diluted (1)	$(0.20)	$(0.16)	$(0.22)	$(0.19)	$(0.08)	$(0.02)	$(0.01)	$0.08
Dividends declared and paid per share of common and Class B Stock	$0.13	$0.05	$0.05	$0.01	$0.17	$0.06	$0.10	$0.12

(1)         The sum of the quarterly basic and diluted net (loss) income per share does not equal the total annual basic and diluted net (loss) income per share due to rounding.

18 — SUBSEQUENT EVENTS

On February 14, 2013, the Company declared a dividend of $0.01 per share to be paid on or about March 14, 2013 to shareholders of record as of March 7, 2013.  The aggregate amount of the dividend is expected to be approximately $230, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page 60 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the internal control over financial reporting of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2013

ITEM 9B.             OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of five directors.  Under Baltic Trading’s Certificate of Incorporation, as amended, the Board of Directors is classified into three classes.  Directors from each class are elected for a three-year term.  The classes are currently comprised as follows:

Class I directors.  Peter C. Georgiopoulos and Basil G. Mavroleon are Class I directors whose terms expire at our 2014 Annual Meeting of Shareholders.

Class II directors.  Edward Terino and George Wood are Class II directors whose terms expire at our 2015 Annual Meeting of Shareholders.

Class III director.  Harry A. Perrin is a Class III director whose term expires at our 2013 Annual Meeting of Shareholders.

Below is selected biographical information for our directors as of the date of this report:

Name	Age	Position
Peter C. Georgiopoulos	52	Chairman and Director
Basil G. Mavroleon	65	Director
Harry A. Perrin	59	Director
Edward Terino	59	Director
George Wood	67	Director

Peter C. Georgiopoulos has served as Chairman and as a member of our Board of Directors since our inception. Since 2005, Peter C. Georgiopoulos has served as Chairman and a member of the board of directors of Genco Shipping & Trading Limited, the Company’s parent, which he founded.  Since 1997, Mr. Georgiopoulos served as Chairman and a member of the board of directors of General Maritime Corporation and its predecessors, which he founded, and he served as CEO from 1997 to 2008 and President from 2003 to 2008.  Mr. Georgiopoulos is also Chairman and a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange.  From 1991 to 1997, he was the principal of Maritime Equity Management, a ship-owning and investment company that he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Before entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for shipowners in New York and Piraeus, Greece. Mr. Georgiopoulos is a member of the American Bureau of Shipping. He holds an MBA from Dartmouth College. As a result of these and other professional experiences, Mr. Georgiopoulos possesses knowledge and experience regarding our history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Basil G. Mavroleon has served as a director of our company since March 15, 2010. Mr. Mavroleon has served as a director of Genco Shipping & Trading Limited, the parent of the Company, since July 27, 2005. Mr. Mavroleon has been employed in the shipping industry for the last 42 years. Since 1970, Mr. Mavroleon has worked at Charles R. Weber Company, Inc., one of the oldest and largest tanker brokerages and marine consultants in the United States.  Mr. Mavroleon was Managing Director of Charles R. Weber Company, Inc. for twenty-five years and presently holds the position of Manager of the Projects Group.  Mr. Mavroleon also serves as Managing Director of WeberSeas (Hellas) S.A., a comprehensive sale and purchase, newbuilding, marine projects and ship finance brokerage based in Piraeus, Greece.  Since its inception in 2003 through its liquidation in December 2005, Mr. Mavroleon served as Chairman of Azimuth Fund Management (Jersey) Limited, a hedge fund that dealt with tanker freight forward agreements and derivatives.  Mr. Mavroleon is a member of the Baltic Exchange, is on the board of the Associate Membership Committee of Intertanko, a member of the Association of Ship Brokers and Agents, is on the advisory board of NAMMA (North American Maritime Ministry Association), is a director emeritus of NAMEPA (North American Marine Environmental Protection Association), and is Chairman of the New York World Scale Committee.  Mr. Mavroleon is a member of the Hellenic Chamber of Commerce, the Connecticut Maritime Association, NYMAR (New York Maritime Inc.), the Maritime Foundation Knowledge Center, honorary director of the Connecticut Maritime Association Education Foundation (CAMEF), and serves on the board of trustees of the Maritime Aquarium, Norwalk, CT.  Mr. Mavroleon was educated at Windham College, Putney, VT. As a result of these and other professional experiences, Mr. Mavroleon possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Harry A. Perrin has served as a director of our company since March 15, 2010. Mr. Perrin has served as a director of Genco Shipping & Trading Limited, the parent of the Company since August 15, 2005. Mr. Perrin is a partner in the Houston office of Vinson & Elkins, where he has been employed since August 2007. From June 2001 through November 2006, Mr. Perrin worked as an investment banker with Petrie Parkman & Co., an investment banking and financial advisory firm with offices in Houston, Texas and Denver, Colorado. In December 2006, Merrill Lynch acquired Petrie Parkman, and at that time, Mr. Perrin was hired as an investment banker at Merrill Lynch where he was employed until May 2007. Prior to joining Petrie Parkman, Mr. Perrin was a partner for ten years in the business finance and restructuring group of the Houston office of Weil Gotshal & Manges. Mr. Perrin received his Bachelor of Business Administration in Accounting with Honors from the University of Texas at Austin in 1975. He received his J.D. with High Honors from the University of Houston in 1980. Mr. Perrin is a member of the State Bar of Texas, and is a licensed Certified Public Accountant in the State of Texas. As a result of these and other professional experiences, Mr. Perrin possesses knowledge and experience regarding general business, finance and the law that strengthen the Board’s collective qualifications, skills and experience.

Edward Terino has served as a director of our company since March 15, 2010. Mr. Terino has served as President of GET Advisory Services, LLC, a strategic and financial management consulting firm focused on the maritime and technology industries, since March 2009.  From January 2011 to the present, Mr. Terino has served as a founder of Novium Learning, Inc., a start-up, privately-held, post-secondary vocational education publishing company.  From July 2010 to the present, Mr. Terino has served as a director of SeaChange International, a video on-demand software company, where he is Chairman of the Audit Committee and a member of the Compensation Committee.  From October 2012 to the present, Mr. Terino has served as a director of Extreme Networks, Inc., a network switch manufacturer and service provider, where he is a member of the Audit Committee.  From April 2007 to February 2012, he served as a director of S1 Corporation, an internet banking and payments software company, where he was also Chairman of the Audit Committee and a member of the Compensation Committee. From November 2009 to November 2010, Mr. Terino served as a director of Phoenix Technologies, Inc., a BIOS software company, where he was Chairman of the Audit Committee and a member of the Compensation Committee.  From January 2009 through March 2009, Mr. Terino served as a consultant to General Maritime Corporation following the merger of Arlington Tankers Ltd. (Arlington) with General Maritime Corporation in December 2008. Prior to the merger, Mr. Terino was the President, Chief Executive Officer and Chief Financial Officer of Arlington, an international seaborne transporter of crude oil and petroleum products, a position he held since January 2008. Mr. Terino served as Arlington’s Co-Chief Executive Officer and Chief Financial Officer from July 2005 until August 2007, and as its Chief Executive Officer, interim President and Chief Financial Officer from August 2007 until January 2008. From October 1999 until March 2006, Mr. Terino served on the board of directors and as Chairman of the Audit Committee of EBT International, Inc., a Web content management software company. From September 2001 until June 2005, Mr. Terino served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Art Technology Group, Inc., a provider of Internet-based e-commerce software focused on the Global 1000 market.  As a result of these and other professional experiences, Mr. Terino possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

George Wood has served as a director of our company since March 15, 2010. Mr. Wood has also served as managing director of Chancery Export Finance LLC (Chancery), a firm with a master guarantee agreement with the Export Import Bank of the United States of America, or ExIm Bank, since May 2004. Chancery provides ExIm Bank guaranteed financing for purchase of U.S.-manufactured capital goods by overseas buyers. Before becoming managing director of Chancery, Mr. Wood worked as managing director of Baltimore-based Bengur Bryan & Co., or Bengur Bryan from April 2000 to May 2004, providing investment banking services to transportation-related companies in the global maritime, U.S. trucking, motor coach and rail industries. Prior to this, Mr. Wood was employed for 27 years in various managerial positions at the First National Bank of Maryland, which included managing the International Banking Group as well as the bank’s specialized lending divisions in leasing, rail, maritime and motor coach industries, encompassing a risk asset portfolio of $1.2 billion. Mr. Wood presently serves as a member of the boards of directors of Atlanta-based Infinity Rails, where he has been a director since October 2004; Wawa Inc., where he has been a director since November 1990 and currently serves as Chairman of the Finance Committee and a member of the Compensation Committee and Strategic Gasoline Committee; and Ultrapetrol (Bahamas) Ltd., where he has been a director since October 2006 and serves as Chairman of the Audit Committee. Mr. Wood holds a B.S. in Economics and Finance from the University of Pennsylvania and an MBA from the University of North Carolina and became a CPA in 1980. As a result of these and other professional experiences, Mr. Wood possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

Mr. Georgiopoulos serves as an executive officer of General Maritime Corporation.  On November 17, 2011, General Maritime and substantially all of its subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Corporate Governance

Director Independence - It is the Board’s objective that a majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company. The Board follows the criteria set forth in applicable NYSE listing standards to determine director independence.  The Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Audit, Compensation and Nominating and Corporate Governance Committees must be independent directors as defined by applicable NYSE listing standards.  Members of the Audit Committee must also satisfy a separate Securities and Exchange Commission independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their director compensation.

The independent directors of the Company are Basil G. Mavroleon, Harry A. Perrin, Edward Terino, and George Wood.  The Board has determined that each of the members of the Audit, the Compensation and the Nominating and Corporate Governance Committees, respectively, are independent as defined in the applicable NYSE listing standards.  In determining that Mr. Wood is independent, the Board considered that Mr. Wobensmith owns stock in a private corporation in which Mr. Wood serves as a director and of which a trust for the benefit of members of Mr. Wood’s family owns a substantial interest.  This investment was deemed immaterial to Mr. Wood.

Code of Ethics - All directors, officers, employees and agents of the Company must act ethically at all times and in accordance with the policies comprising the Company’s code of ethics set forth in the Company’s Code of Ethics. Under the Company’s Code of Ethics, the Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver. Such waivers may only be made by the Audit Committee.

The Company’s Code of Ethics is available on the Company’s website at www.baltictrading.com and is available in print to any shareholder upon request.  We intend to provide any disclosures regarding the amendment or waiver of our Code of Ethics on our website.

Audit Committee

During fiscal year 2012, Baltic Trading’s Audit Committee was comprised of Edward Terino, Harry A. Perrin, and George Wood, all of whom qualify as independent under the listing requirements of the NYSE and are financially literate.  Each of our three Audit Committee members is also a financial expert as defined under Item 401(h)(2) of Regulation S-K.  Please refer to our Audit Committee members’ biographical information starting on page 62 for their relevant experience.

Executive Officers

The following table sets forth certain information with respect to the executive officer of Baltic Trading other than Peter C. Georgiopoulos, for whom information is set forth above:

Name	Age	Position

John C. Wobensmith	42	President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

John C. Wobensmith has served as our President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since March 2010.  Mr. Wobensmith has served as Chief Financial Officer and Principal Accounting Officer of Genco Shipping & Trading Limited since April 4, 2005.  Mr. Wobensmith is responsible for overseeing our accounting and financial matters.  Mr. Wobensmith has over 16 years of experience in the shipping industry, with a concentration in shipping finance. Before becoming our Chief Financial Officer, Mr. Wobensmith served as a Senior Vice President with American Marine Advisors, Inc., an investment bank focused on the shipping industry. While at American Marine Advisors, Inc., Mr. Wobensmith was involved in mergers and acquisitions, equity fund management, debt placement and equity placement in the shipping industry. From 1993 through 2000, he worked in the international maritime lending group of The First National Bank of Maryland, serving as a Vice President from 1998. He has a bachelors degree in economics from St. Mary’s College of Maryland, and holds the Chartered Financial Analyst designation.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act and the rules thereunder, Baltic Trading’s executive officers and directors and persons who own more than 10% of a registered class of Baltic Trading’s equity securities, or 10% holders, are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, Baltic Trading’s common stock. Based solely on a review of copies of such reports furnished to Baltic Trading, and written representations that no reports were required,

Baltic Trading believes that during the fiscal year ended December 31, 2012 its executive officers, directors, and 10% holders complied with the Section 16(a) requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the Company’s compensation program as it relates to our Chairman, Peter C. Georgiopoulos, and our President and Chief Financial Officer, John C. Wobensmith.  We treat Peter C. Georgiopoulos as an executive officer of the Company for securities laws purposes, although he is not an employee or a corporate officer and is not paid a salary.

The Company does not employ any staff but instead receives management services to operate its business under its Management Agreement with Genco.   The Company does not pay a salary or cash bonus to its Chairman or its President (or any other personnel).  The Company’s Compensation Committee has only considered compensation awards to individuals in the form of discretionary restricted stock grants and only for its Chairman and its President where the executive has made a significant contribution to the Company’s performance or accomplishments in a given year.  Incentive compensation grants, when awarded, are intended to reward performance while providing appropriate incentives going forward.  Other than grants to our directors as such as described below under “Director Compensation,” only Messrs. Wobensmith and Georgiopoulos have received restricted stock grants from the Company.

Detailed compensation information for our Chairman and our President is presented in the tables following this discussion in accordance with SEC rules.

Overview of 2012 Performance

The Company viewed fiscal 2012 as a challenging but successful year.   Despite unfavorable conditions in the drybulk spot market, through the leadership of its executives and the support of its parent company and Manager, Genco Shipping & Trading Limited (“Genco”), the Company marked 2012 with a number of achievements.  For 2012, the Company paid dividends at a higher rate than that called for by the formula in its dividend policy.  At the same time, the Company maintained its strong cash position.  The Company continued efficient operations in 2012, achieving a high vessel utilization rate and recording general and administrative and vessel operating expenses that were among the lowest compared to its peers in the drybulk shipping industry.

Despite operational achievements and the Company’s financial performance relative to its peers, 2012’s challenging market conditions resulted in lower charter rates, which negatively impacted our results of operations.  In addition, as with other drybulk shippers, 2012 saw an overall decline in the Company’s stock price.

The Compensation Committee considered the foregoing factors as well as the need to reward, incentivize, and retain its executive officers, given their importance in the formulation and execution of the Company’s business strategies.  The Compensation Committee therefore believed that its historic use of restricted stock grants as executive compensation would be appropriate.  To determine the amount of compensation more precisely, the Compensation Committee agreed that the grant to each executive should take the form of a number of shares having a fixed value on the date of grant, namely $500,000 for our Chairman and $250,000 for our President, with fractional shares rounded down.

Our Compensation Philosophy

The Company conducts its business under the leadership of our Chairman and our President, with other services provided by Genco under the Management Agreement.  The Company’s goal for its executive compensation program is therefore to attract, motivate and retain key high-level executives who will provide leadership necessary for the Company’s success and enable the Company to compete effectively.  Accordingly, other than compensation to its Board of Directors, the Company has provided compensation awards only to Messrs. Wobensmith and Georgiopoulos.

Given the manner in which the Company conducts its business, as well as the cyclical nature of the shipping industry and the volatile and unpredictable markets in which the Company operates, the Company does not establish targets for executive compensation, and compensation levels generally are not determined through a benchmarking process.  Instead, the compensation of our senior executives is generally determined or recommended by the Compensation Committee in its discretion following a review of the Company’s performance and individual contributions to that performance.  This approach provides the Compensation Committee with the flexibility to calibrate performance-based awards through a retroactive assessment of corporate and individual performance and to appropriately take into account market conditions which were outside of management’s control and which could not have been anticipated at the beginning of the performance period.

Compensation Objectives

Performance.  The amount of any equity grant is based on the Compensation Committee’s assessment of factors including the Company’s performance and the grantee’s individual performance and contributions to improving shareholder value.  Specific factors affecting compensation decisions include:

•                  key financial measurements;

•                  strategic objectives such as acquisitions, dispositions or joint ventures;

•                  the Company’s ability to acquire and dispose of vessels on favorable terms; and

•                  achieving operational goals for the Company or particular area of responsibility for the grantee such as operations, chartering or finance.

Alignment of Interests.  We seek to align the interests of our Chairman and our President with those of our investors by awarding compensation exclusively in the form of equity.  The ultimate value realized by our executives is therefore tied to the performance of our stock price over time.   The Compensation Committee believes that this promotes and instills a long-term perspective among members of our management team.

Recruitment and Retention.  To attract and retain our executives, we believe that compensation levels should be competitive.  To foster retention, we have provided for extended vesting terms of our equity grants to our executives.

How Compensation is Determined

Role of Compensation Committee.  Our executive compensation program is overseen by the Compensation Committee, which is composed of two non-employee directors:  Basil G. Mavroleon and Edward Terino.  The Compensation Committee establishes and administers our compensation policies and determines or recommends equity grants to the Company’s senior management under the Company’s 2010 Equity Incentive Plan.

Each year, the Compensation Committee conducts an evaluation of our Chairman and our President to determine if changes in compensation are appropriate.  As part of this process, the Compensation Committee reviews tally sheets and other summaries that include the following information, as applicable for each individual:

•                  Compensation for prior years since 2010 (which was the year in which the Company’s initial public offering occurred); and

•                  Vested and unvested shares of restricted stock held.

Role of Compensation Consultant.  The Compensation Committee has selected and directly retained Steven Hall & Partners, an independent compensation consultant, for assistance in matters including evaluating compensation and performance data for peer companies; advising the Compensation Committee on current trends in executive compensation, methods of evaluation and different compensation mechanisms; and responding to other issues raised by the Compensation Committee.  The Compensation Committee did not solicit recommendations from this or any other consultant as to the form or amounts of compensation to be awarded to our Chairman and our President.

Role of Other Directors and Management.  The Compensation Committee consults with our Chairman and our President and with other directors regarding compensation matters generally.  Neither of our named executive officers determines his own compensation.

Role of Our Shareholders.  The Company’s shareholders approved a non-binding advisory resolution on executive compensation at the Company’s 2011 Annual Meeting of Shareholders by a substantial majority (99.8% if taking Genco’s votes into account or 97.8% if not).  At the meeting, the Company’s shareholders also approved a non-binding advisory resolution to hold future advisory votes on executive compensation every three years.  As a result, the next advisory vote on executive compensation will be held no later than the Company’s 2014 Annual Meeting of Shareholders.  The Compensation Committee intends to continue to consider the views of shareholders when establishing and administering the Company’s compensation program.

Compensation Program:  Restricted Stock Awards

The compensation program for our Chairman and our President currently consists only of equity awards.  As our Chairman and our President are also named executives of Genco, they receive additional compensation from Genco, which includes awards of Genco’s restricted stock to both individuals, payments of fees and cash bonuses to Mr. Georgiopoulos, and payments of salary, cash bonuses, and other benefits to Mr. Wobensmith.  The Company believes long-term equity awards in the form of restricted stock awards are an effective way to attract and retain a talented executive team and align executives’ interests with those of shareholders.

The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with our shareholders and retain the executives through the term of the awards.  The Company does not have any specific policy on the timing of award grants but generally anticipates making one grant per year at the end of the calendar year.  We consider the grant size and form of award when making award decisions.

Our Chairman and our President each received grants of restricted stock awards in 2012.  Restrictions on the shares of restricted stock granted to such named executives as equity incentive compensation with respect to 2012 will lapse ratably in 25% increments on the first four anniversaries of November 15, 2012.  The restrictions applicable to the shares granted to these named executives will also lapse in full upon a change of control.  In addition, to the extent that such restrictions were scheduled to have lapsed during the one year period following the executive’s termination of employment due to death or disability, they will lapse immediately prior to any such termination.

During the restricted period, unless otherwise determined by the Compensation Committee, each restricted stock grant entitles the recipient to receive payments from the Company of any dividends declared and paid by the Company on its common stock.  As the executives share commensurately with other shareholders in receiving dividends, they likewise share in the recognition of the current income generation and future change in stock price.  However, if any such restricted shares do not vest, the holders of the non-vesting shares must repay any dividends that were paid to them on the non-vesting shares unless the Board or the Compensation Committee determines otherwise.

The numbers of shares of restricted stock granted to our Chairman and our President in 2012 are shown in the Grants of Plan-Based Awards Table on page 69.

Compensation for Our Chairman and Our President in 2012

The specific compensation decisions made for our Chairman and our President for 2012 reflect the achievement of operational, financing, technical and commercial successes, despite a challenging market environment.  A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of this report.

In deliberations regarding compensation for 2012, our Compensation Committee considered the Company’s  performance for the twelve months ended September 30, 2012 relative to that of a performance peer group of ten publicly-traded drybulk and other shipping companies consisting of  DHT Holdings, Inc., Diana Shipping Inc., DryShips, Inc., Eagle Bulk Shipping, Inc., Excel Maritime Carriers Ltd., GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., International Shipholding Corp., Overseas Shipholding Group, Inc., and Teekay LNG Partners L.P.  The Compensation Committee considered the Company’s relative performance to this peer group in such metrics as amounts of and twelve-month growth in revenue, EBITDA, operating income and net income; returns on equity and on invested capital; EBITDA, operating, and profit margins; market capitalization; and total return to shareholders.    The Company achieved its results with a small executive team who oversaw the efficient commercial and technical management of its vessels by Genco under the Company’s Management Agreement with Genco.

The Compensation Committee also took into account the contributions of each named executive to the performance of the Company.  The Compensation Committee viewed 2012 as a successful year for the Company highlighted by several achievements by our executives, including the following:

•                  Prudent management of the Company’s cash flows, which allowed the Company to

•                  pay cumulative dividends of $0.11 per share for the first three quarters of 2012, representing a rate higher than that called for in the Company’s dividend policy formula;

•                  maintain a cash position of $3.3 million as of September 30, 2012; and

•                  achieve cash flow breakeven amounts among the lowest compared to its peers in the drybulk shipping industry.

•                  Efficient employment of the Company’s vessels, which enabled the Company to

•                  maintain daily operating vessel expenses of $5,058 for the first nine months of 2012, or approximately $240 per day lower than budgeted;

•                  achieve a high fleet utilization rate in excess of 99%, meaning that our vessels were operating almost every day they were available to operate during the year (our vessels are not considered available on days scheduled for repairs, upgrades, or special surveys);

•                  record general and administrative and vessel operating expenses that were among the lowest compared to its peers in the drybulk shipping industry; and

•                  achieve charter rates at or near previous drybulk index percentages in extensions or renewals of expiring charters during a challenging chartering market.

John C. Wobensmith.   Mr. Wobensmith receives no salary or bonus from the Company.  With respect to fiscal year 2012, our Compensation Committee determined to make an award of shares of restricted stock having a grant date value of $250,000 (rounding down any fractional shares), or 83,333 shares of restricted stock with regard to his significant efforts in 2012, including his important role in serving as the Company’s main representative to investors and lenders.  In considering Mr. Wobensmith’s compensation in respect of fiscal 2012, the Compensation Committee considered the compensation approved by Genco for Mr. Wobensmith for such year, the details of which will be described in Genco’s 2013 proxy statement to be filed with the SEC (the “Genco 2013 Proxy”).  Further details of the compensation awarded by the Company to Mr. Wobensmith, including the terms applicable to the restricted stock grants, are set forth below in this report under “Executive Compensation.”

Peter C. Georgiopoulos.  In determining compensation for our Chairman, the Compensation Committee considers Mr. Georgiopoulos’ annual director compensation for his service on the Board.  We expect that equity awards for our Chairman other than for his service as a director will be determined based on his involvement in successful strategic and transactional work for us.  Mr. Georgiopoulos receives no salary or bonus from the Company.  Mr. Georgiopoulos’ 2012 compensation reflects his unique role as the publicly recognized leader of the Company and a prominent figure in the shipping industry and the fact that the Company relies significantly on Mr. Georgiopoulos for his contributions in determining its strategic direction and as a key participant in its relationships with investors and lenders.  With respect to fiscal year 2012, our Compensation Committee determined to make an award of shares of restricted stock having a grant date value of $500,000 (rounding down any fractional shares), or 166,666 shares of restricted stock with regard to his efforts in 2012 given his significant contributions during the year, particularly including his role in as a representative of the Company to the investment community.  In fiscal 2012, Mr. Georgiopoulos also received an aggregate award of 10,000 shares of restricted stock that the full Board determined to award to all directors for service on the Board generally.  In considering Mr. Georgiopoulos’ compensation in respect of fiscal 2012, the Compensation Committee also considered the compensation approved by Genco for Mr. Georgiopoulos for such year, the details of which will be described in the Genco 2013 Proxy.  Further details of the compensation awarded by the Company to Mr. Georgiopoulos, including the terms applicable to the restricted stock grants, are set forth below in this report under “Executive Compensation.”

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation to certain employees in excess of $1 million.  As the Company currently does not qualify for the exemption pursuant to Section 883 of the Internal Revenue Code of 1986, its shipping income derived from U.S. sources, or 50% of its gross shipping income attributable to transportation beginning or ending in the United States, is subject to a 4% tax imposed without allowance for deductions. Further discussion of this exemption is provided in the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2012, under the heading “Risk Factors—Company Specific Risk Factors—We have to pay tax on U.S. source income . . .”  However, the Company views the amount of compensation that would currently be subject to Section 162(m), if any, not to be material.  For these reasons, the Company has not sought to structure its grants under its 2010 Equity Incentive Plan to qualify for exemption under Section 162(m).  The Compensation Committee intends to consider Section 162(m) in the future based on the amount of executive income and other factors.

Accounting for Stock-Based Compensation

The Company follows Accounting Standards Codification Topic 718, “Stock Compensation,” in accounting for nonvested stock issued under its 2010 Equity Incentive Plan.

Risk Assessment

The Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from the Company’s compensation policies and practices. The Company uses a number of approaches to mitigate excessive risk-taking, including the use of long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. Based on its review of the Company’s compensation policies and practices, the Compensation Committee determined that the risks arising from the Company’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of Baltic Trading’s executive officers or members of Baltic Trading’s Board of Directors or compensation committee and any other company’s executive officers, Board of Directors or compensation committee.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors:

Basil G. Mavroleon, Chairman

Edward Terino

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table

The following table sets forth in summary form information concerning the compensation paid by us during the year ended December 31, 2012:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)		All Other Compensation ($) (i)		Total ($) (j)
John C. Wobensmith President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer	2012	$—	$—	$249,999		$—		$249,999
	2011	$—	$—	$122,500		$—		$122,500
	2010	$—	$—	$1,778,250	(2)	$—		$1,778,250

Peter C. Georgiopoulos Chairman	2012	$—	$—	$532,148		$35,000	(4)	$567,148
	2011	$—	$—	$409,300		$35,000	(4)	$444,300
	2010	$—	$—	$5,899,000	(3)	$28,000	(4)	$5,927,000

(1)         The amounts in column (e) reflect the aggregate grant date fair value of restricted stock awards pursuant to the Company’s 2010 Equity Incentive Plan computed in accordance with FASB ASC Topic 718.  The actual amount realized by the named executive will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.  Additional information regarding stock awards is provided in the Grants of Plan-Based Awards table below.

(2)         Includes a special grant of 108,000 restricted shares of the Company’s common stock on March 10, 2010 in connection with our initial public offering, having a grant date fair value of $1,512,000.

(3)         Includes a special grant of 358,000 restricted shares of the Company’s common stock on March 10, 2010 in connection with our initial public offering, having a grant date fair value of $5,012,000.

(4)         Represents fees received for service on the Board of Directors.

The following table reflects awards of restricted stock under the Company’s 2010 Equity Incentive Plan during the year ended December 31, 2012:

Grants of Plan-Based Awards

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock (i)		Grant Date Fair Value of Stock Awards ($) (l)
John C. Wobensmith	12/13/12	83,333	(1)(3)(5)	$249,999

Peter C. Georgiopoulos	5/17/12	2,500	(2)(5)	$9,650
	12/13/12	7,500	(2)(5)	$22,500
	12/13/12	166,666	(1)(4)(5)	$499,998

(1)         Represents a grant of restricted shares of the Company’s common stock for the year ended December 31, 2012.  The restrictions applicable to the shares lapse in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter.

(2)         Represents grant made to directors generally.  The restrictions applicable to the shares lapse on the date of the Company’s next annual shareholders meeting at which directors are elected.  Restrictions on such shares will lapse in full automatically upon the occurrence of a change of control (as defined under our 2010 Equity Incentive Plan) or upon Mr. Georgiopoulos’ death or disability.

(3)         Restrictions on these shares also lapse with respect to a pro rata percentage of the shares upon Mr. Wobensmith’s death or disability or termination without cause between two vesting dates, and will lapse in full upon the occurrence of a change in control (as defined in our 2010 Equity Incentive Plan).

(4)         Restrictions on these shares also lapse in full immediately upon the occurrence of a change of control (as defined in our 2010 Equity Incentive Plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with our Amended and Restated By-Laws.

(5)         Recipients of restricted share grants will receive dividends thereon at the same rate as is paid to other holders of common stock but must repay dividends on any shares subject to forfeiture under the terms of such recipient’s grant agreement unless the Board of Directors waives the repayment requirement as to dividends on such shares.

The following table provides information on restricted stock awards under the 2010 Equity Incentive Plan that were not vested as of December 31, 2012:

Outstanding Equity Awards at Fiscal Year-End

Name (a)	Number of Shares of Stock That Have Not Vested (g)		Market Value of Shares of Stock that Have Not Vested ($) (3) (h)
John C. Wobensmith	168,583	(1)	$502,377
Peter C. Georgiopoulos	445,666	(2)	$1,357,885

(1)         Represents the unvested portions of:  108,000 restricted shares of our common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 83,333 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter.

(2)         Represents the unvested portions of:  358,000 restricted shares of our common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 80,000 restricted shares of our common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 2,500 restricted shares of our common stock granted on May 17, 2012, which vest on the date of our 2013 Annual Meeting of Shareholders; 7,500 restricted shares of our common stock granted on December 13, 2012, which vest on the date of our 2013 Annual Meeting of Shareholders; 80,000 restricted shares of our common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 166,666 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter.

(3)         The value of the unvested stock awards equals the number of unvested shares held multiplied by $2.98, the closing market price of the Company’s common stock on the NYSE on December 31, 2012.

The following table provides information regarding the number of restricted stock awards that vested during the year ended December 31, 2012:

Stock Vested

Name (a)	Number of Shares Acquired on Vesting (d)	Value Realized on Vesting ($) (1) (e)
John C. Wobensmith	39,500	$143,465
Peter C. Georgiopoulos	132,000	$480,890

(1)         The value of the unvested stock awards that vested during the year ended December 31, 2012 equals the number of shares vested multiplied by the closing market price of the our common stock on the NYSE on the vesting date of each grant.

Potential Payments upon Termination or Change-in-Control

Accelerated Vesting of Restricted Stock

Under the terms of the restricted stock grant agreements between the Company and Mr. Wobensmith, all shares of restricted stock vest in full automatically upon the occurrence of a change of control (as defined under our 2010 Equity Incentive Plan) or the termination of Mr. Wobensmith’s service to the Company without cause (as defined under our 2010 Equity Incentive Plan).  In addition, if Mr. Wobensmith’s service to the Company is terminated by the Company by reason of his death or disability (each as defined under our 2010 Equity Incentive Plan), the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date.   For purposes of these agreements, “service” means a continuous time period during which recipient of a restricted stock grant is at least one of the following:  an employee or a director of, or a consultant to, the Company.

Under the terms of the restricted stock grant agreement between the Company and Mr. Georgiopoulos for the grant of 10,000 restricted shares awarded in the aggregate to our directors generally, all shares of restricted stock vest in full automatically upon a change of control (as defined under our 2010 Equity Incentive Plan) or upon Mr. Georgiopoulos’ death or disability.  Under the terms of the other restricted stock grant agreements between the Company and Mr. Georgiopoulos, all shares of restricted stock vest in full immediately upon the occurrence of a change of control (as defined under our 2010 Equity Incentive Plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with the Company’s Amended and Restated By-Laws.

In addition, under the terms of the restricted stock grant agreements for our two named executive officers, other than Mr. Georgiopoulos’ agreements for the grant of 10,000 restricted shares, if a payment, benefit, or distribution after a change in control causes the executive to owe excise tax under Section 4999 of the Internal Revenue Code, we will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, the executive retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

The table below sets forth the vesting of restricted stock that the named executive officers would receive upon termination of their service to the Company under the following sets of circumstances:  change of control, termination without cause, and death or

disability.   In each set of circumstances, we have assumed a termination as of the end of the day on December 31, 2012 and used the closing market price of our common stock on December 30, 2012 for purposes of the calculations for the table below:

	Value of Restricted Stock Subject to Accelerated Vesting ($)
Name	Change of Control	Termination without Cause	Death or Disability
John C. Wobensmith	$502,377	$502,377	$63,449
Peter C. Georgiopoulos	$1,357,885	$1,328,085	$1,357,885

Director Compensation

For fiscal year 2012, each of our directors received an annual fee of $35,000, a fee of $20,000 for an Audit Committee assignment, $15,000 for a Compensation Committee assignment and $7,500 for a Nominating and Corporate Governance Committee assignment.   Also, each of our directors were granted 2,500 restricted shares of common stock on May 17, 2012 and an additional 7,500 shares of common stock on December 13, 2012, with restrictions on all such shares to lapse, if at all, on the date of the Company’s next annual shareholders meeting at which directors are elected.  The Board of Directors approved the additional grant of 7,500 shares on the recommendation of the Compensation Committee during the 2012 year-end compensation process as described below.  Restrictions on all such shares will lapse in full automatically upon the occurrence of a change of control (as defined under our 2010 Equity Incentive Plan) or upon such director’s death or disability.  We reimburse our directors for all reasonable expenses incurred by them in connection with serving on our Board of Directors.  The following table summarizes compensation earned by directors other than Mr. Georgiopoulos for the year ended December 31, 2012:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	All Other Compensation ($) (g)	Total ($) (h)
Basil G. Mavroleon	$57,500	$32,150	$—	$89,650
Harry A. Perrin	$62,500	$32,150	$—	$94,650
Edward Terino	$70,000	$32,150	$—	$102,150
George Wood	$62,500	$32,150	$—	$94,650

(1)         Directors received an annual fee of $35,000, a fee of $20,000 for an Audit Committee assignment, $15,000 for a Compensation Committee assignment and $7,500 for a Nominating and Corporate Governance Committee assignment.

(2)         The amounts in column (c) reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.  The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

As part of the Company’s 2012 year-end compensation process, the Compensation Committee reviewed director compensation.  The Compensation Committee noted that director compensation at the Company was lower than director compensation at more than 150 of the 200 largest public companies based in the U.S., as well as all members of a peer group consisting of DHT Holdings, Inc., Diana Shipping Inc., Eagle Bulk Shipping, Inc., GulfMark Offshore, Inc., Hornbeck Offshore Services, Inc., International Shipholding Corp., Overseas Shipholding Group, Inc., and Teekay LNG Partners L.P.  It also noted that the director compensation package for the Company had not been changed since the Company’s initial public offering in 2010 and that the value of the total package had declined significantly in recent years.  To align the Company’s director compensation more closely with the practices of the Company’s peers and other public companies, the Compensation Committee determined to recommend the following actions: increasing director fees; decreasing fees for committee members; providing additional fees for chairmen of the Audit Committee and the Compensation Committee (given the substantial commitments required by chairmen of these committees); providing for per-meeting fees for meetings of committees other than the Board’s three main standing committees; and providing for a greater balance between cash and equity-based compensation;  Therefore, on the recommendation of the Compensation Committee, the Board of Directors approved the following cash compensation to directors for 2013:  an annual fee of $60,000 for directors; an annual fee of $10,000 for an Audit Committee assignment; an additional annual fee of $5,000 for the Chairman of the Audit Committee; an annual fee of $7,500 for a Compensation Committee assignment; an additional annual fee of $5,000 for the Chairman of the Compensation Committee; an annual fee of $3,750 for a Nominating and Corporate Governance Committee assignment; and a fee of $250 per meeting for meetings of other committees of the Board.  To provide for a greater balance between cash and equity-based compensation, the Board approved the restricted stock grant of 7,500 shares recommended by

the Compensation Committee that is described above.   We also expect to make annual restricted stock grants to each director for 2013 having a grant date value of $45,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Baltic Trading’s voting common stock as of March 1, 2013 of:

•                  each person, group or entity known to Baltic Trading to beneficially own more than 5% of our stock;

•                  each of our directors;

•                  each of our Named Executive Officers; and

•                  all of our directors and executive officers as a group.

As of March 1, 2013, a total of 17,300,999 shares of common stock and 5,699,088 shares of Class B stock were outstanding and entitled to vote at the Annual Meeting. Each share of common stock is entitled to one vote, and each share of Class B stock is entitled to fifteen votes, on matters on which common shareholders are eligible to vote.  Holders of common stock and Class B stock vote together as a single class on all matters presented for vote, except as otherwise provided by law. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock and Class B Stock

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock Outstanding	Class B Stock Beneficially Owned	Percentage of Class B Stock Outstanding
Genco Shipping & Trading Limited (2)	—		—	5,699,088	100%
Peter C. Georgiopoulos	699,666	(3)	4.04%	—	—
John C. Wobensmith	228,968	(4)	1.32%	—	—
Basil G. Mavroleon	15,000	(5)	*	—	—
Edward Terino	15,000	(5)	*	—	—
George Wood	15,000	(5)	*	—	—
Harry A. Perrin	15,000	(5)	*	—	—
All Directors and executive officers as a group (6 persons)	988,634		5.71%	—	—

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o Baltic Trading Limited, 299 Park Avenue, 12th Floor, New York, NY 10171.

(2)

Shares of Class B stock reported consist solely of shares beneficially owned by Genco through a wholly-owned subsidiary, Genco Investments LLC. These shares have been pledged as security for borrowings under Genco’s $1.4 billion credit facility entered into as of July 20, 2007, as amended. If Genco is in default under this facility and the lenders foreclose on such shares under the terms of the facility, a change in control of Baltic Trading could result.

(3)	Includes 358,000 restricted shares of our common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 80,000 restricted shares of our common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 80,000 restricted shares of our common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 2,500 restricted shares of our common stock granted on May 17, 2012, which vest on the date of the Company’s 2013 Annual Meeting of Shareholders; 7,500 restricted shares of our common stock granted on December 13, 2012, which vest on the date of the Company’s 2013 Annual Meeting of Shareholders; and 166,666 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement. Mr. Georgiopoulos has pledged 92,000 shares of common stock as security for personal bank loans.

(4)

Includes 108,000 restricted shares of our common stock granted on March 10, 2010, which vest in four equal installments commencing on March 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 24, 2010, which vest in four equal installments commencing on November 15, 2011 and on each of the first three anniversaries thereafter; 25,000 restricted shares of our common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; and 83,333 restricted shares of our common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)

Includes 2,500 restricted shares of our common stock granted on May 17, 2012 and 7,500 restricted shares of our common stock granted on December 13, 2012, which vest on the date of the Company’s 2012 Annual Meeting of Shareholders. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding the number of shares of the Company’s common stock that may be issued under the Company’s 2010 Equity Incentive Plan, which is the Company’s sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	Rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	999,001
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	999,001

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Genco Shipping & Trading Limited

In connection with the Company’s initial public offering in 2010, Genco Investments LLC, a wholly owned subsidiary of the Genco (“Genco Investments”), entered into a registration rights agreement with the Company pursuant to which the Company granted Genco Investments and its affiliates certain registration rights with respect to the Company’s common stock and Class B stock owned by them. Pursuant to the agreement, Genco Investments has the right, subject to certain terms and conditions, to require the Company, on up to three separate occasions following the first anniversary of its initial public offering, to register under the Securities Act of 1933, as amended (or the Securities Act), shares of the Company’s common stock, including common stock issuable upon conversion of Class B stock, held by Genco Investments and its affiliates for offer and sale to the public (including by way of underwritten public offering) and incidental or “piggyback” rights permitting participation in certain registrations of common stock by the Company.  Genco Investments currently owns 5,699,088 shares of Baltic Trading’s Class B stock.

In 2010, the Company entered into a Management Agreement with Genco pursuant to which Genco provides the Company with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  The Company pays Genco for the services it provides us as well as reimburses Genco for its costs and expenses incurred in providing certain of these services.  The Company pays Genco a commercial services fee of 1.25% of gross charter revenues generated by each vessel; a technical services fee of $750 per ship per day, subject to increase based on the Consumer Price Index; and a sale and purchase fee equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by us.   For the year ended December 31, 2012, the Company incurred costs of $2,816,472 pursuant to the Management Agreement.  At December 31, 2012, the amount due to Genco from the Company was $23,320 for such services.  Additionally, during the year ended December 31, 2012, the Company incurred fees of $52,381 for internal audit services provided by Genco employees which are reimbursable to Genco pursuant to the Management Agreement, and Genco incurred costs of $23,756 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2012, the amount due to Genco from the Company was $6,605 for such costs.

Also in 2010, the Company entered into an Omnibus Agreement with Genco pursuant to which Genco has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which the Company a right of first refusal.  So that Genco may comply with a provision in one of its existing credit facilities, the Omnibus Agreement further provides that the Company will not issue any shares of preferred stock without the Genco’s prior written consent.

Transactions with Aegean Marine Petroleum Network, Inc.

In 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos is Chairman of the Board of Aegean.  During the year ended December 31, 2012, Aegean supplied lubricating oils to Baltic Trading’s vessels aggregating $564,493.  At December 31, 2012, $82,895 remained outstanding to Aegean.

Review and Approval of Transactions with Related Persons

In March 2010, our Board of Directors adopted a policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of any class of the Company’s voting securities, immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company.  In considering the transaction, the Board or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) the Company’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to the Company; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Director Independence

For information  on director independence, please see “Corporate Governance—Director Independence” above in Item 10, “Directors, Executive Officers, and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2012 and 2011

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal 2012 and fiscal 2011 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for fiscal 2012 and fiscal 2011.

Type of Fees	2012	2011
	($ in thousands)	($ in thousands)
Audit Fees	$148	$145

Audit-Related Fees	$10	$19

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$158	$164

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid to the auditor for the audit of the Company’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include services associated with primary and secondary offerings of our common stock in the past two fiscal years and other matters related to our periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories:  audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.15	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.16	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.17	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.18	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.19	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(6)

10.20	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(9)

10.21	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(*)

10.22	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(*)

10.23	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(10)

10.24	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(10)

10.25	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(10)

10.26	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(11)

10.27

Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(12)

14.1	Code of Ethics.(7)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010. **

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and

Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.

(5)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(7)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(10)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 1, 2013.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ George Wood	DIRECTOR
George Wood

/s/ Edward Terino	DIRECTOR
Edward Terino

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, effective March 3, 2010.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.5	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(5)

10.6	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(5)

10.7	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(5)

10.8	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(5)

10.9	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(5)

10.10	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(5)

10.11	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(6)

10.12	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(6)

10.13	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.14	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.15	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.16	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.17	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.18	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.19	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(6)

10.20	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(9)

10.21	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(*)

10.22	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(*)

10.23	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(10)

10.24	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(10)

10.25	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(10)

10.26	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(11)

10.27

Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(12)

14.1	Code of Ethics.(7)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010. **

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2010.

(5)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(7)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(8)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(10)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(11)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.