Form 10-Q
period 2013-03-31
Baltic Trading Ltd
filed 2013-05-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2013: common stock, $0.01 per share — 17,300,999 shares and Class B stock, $0.01 per share — 5,699,088 shares.

Baltic Trading Limited

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

 (Unaudited)

	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$954	$3,280
Due from charterers, net of a reserve of $133 and $154, respectively	1,874	945
Prepaid expenses and other current assets	3,081	2,892
Total current assets	5,909	7,117

Noncurrent assets:
Vessels, net of accumulated depreciation of $40,545 and $36,906, respectively	351,779	355,418
Fixed assets, net of accumulated depreciation of $39 and $36, respectively	35	12
Deferred financing costs, net of accumulated amortization of $1,319 and $1,204, respectively	1,708	1,823
Total noncurrent assets	353,522	357,253

Total assets	$359,431	$364,370

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,142	$2,163
Deferred revenue	181	261
Due to Parent	45	34
Total current liabilities	2,368	2,458

Noncurrent liabilities:
Long-term debt	101,250	101,250
Total noncurrent liabilities:	101,250	101,250

Total liabilities	103,618	103,708

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 17,300,999 shares at March 31, 2013 and December 31, 2012	173	173
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,699,088 at March 31, 2013 and December 31, 2012	57	57
Additional paid-in capital	277,483	277,249
Accumulated deficit	(21,900)	(16,817)
Total shareholders’ equity	255,813	260,662

Total liabilities and shareholders’ equity	$359,431	$364,370

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$5,986	$6,294

Operating expenses:
Voyage expenses	582	53
Voyage expenses to Parent	73	81
Vessel operating expenses	3,864	3,922
General, administrative and technical management fees	1,291	1,309
Management fees to Parent	608	614
Depreciation	3,643	3,683

Total operating expenses	10,061	9,662

Operating loss	(4,075)	(3,368)

Other (expense) income:
Other income (expense)	7	(8)
Interest income	1	2
Interest expense	(1,016)	(1,075)

Other expense, net	(1,008)	(1,081)

Loss before income taxes	(5,083)	(4,449)
Income tax expense	—	(7)

Net loss	$(5,083)	$(4,456)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.23)	$(0.20)
Net loss per share-diluted	$(0.23)	$(0.20)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.13

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(5,083)	(5,083)

Cash dividends paid ($0.01 per share)			(230)		(230)

Nonvested stock amortization			464		464

Balance — March 31, 2013	$173	$57	$277,483	$(21,900)	$255,813

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(4,456)	(4,456)

Cash dividends paid ($0.13 per share)			(2,951)		(2,951)

Nonvested stock amortization			572		572

Balance — March 31, 2012	$170	$57	$278,544	$(4,003)	$274,768

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,083)	$(4,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,643	3,683
Amortization of deferred financing costs	115	117
Amortization of nonvested stock compensation expense	464	572
Change in assets and liabilities:
(Increase) decrease in due from charterers	(929)	826
Increase in prepaid expenses and other current assets	(189)	(828)
Decrease in accounts payable and accrued expenses	(30)	(42)
Decrease in due to Parent	(7)	(43)
Decrease in deferred revenue	(80)	(5)

Net cash used in operating activities	(2,096)	(176)

Cash flows from financing activities:
Cash dividends paid	(230)	(2,951)

Net cash used in financing activities	(230)	(2,951)

Net decrease in cash and cash equivalents	(2,326)	(3,127)

Cash and cash equivalents at beginning of period	3,280	8,300

Cash and cash equivalents at end of period	$954	$5,173

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

At March 31, 2013, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of March 31, 2013 and December 31, 2012, Genco’s ownership of 5,699,088 shares of the Company’s Class B stock represented 24.78% ownership interest in the Company and 83.17% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2013 and 2012 was $3,639 and $3,680, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. The undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245/lwt times the weight of the ship in lightweight tons (lwt).

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2013, Baltic Trading did not earn any United States source income and therefore, there was no income tax expense for the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Company had United States operations which resulted in United States source income of $366.  The Company’s estimated United States income tax expense for the three months ended March 31, 2012 was $7.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2013 and December 31, 2012, the Company had an accrual of $7 related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains of $11 and $0 during the three months ended March 31, 2013 and 2012, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses and due to Parent of $9 and $18, respectively, for the purchase of fixed assets.

For the three months ended March 31, 2012, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $6 for the purchase of fixed assets.

During the three months ended March 31, 2013 and 2012, cash paid for interest was $872 and $960, respectively.

During the three months ended March 31, 2013 and 2012, cash paid for estimated income taxes was $0 during both periods.

4 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 547,749 nonvested shares outstanding at March 31, 2013 (see Note 13 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	Three Months Ended March 31, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,787)	$(1,296)

Denominator:
Weighted-average shares outstanding, basic	16,658,756	5,699,088

Basic net loss per share	$(0.23)	$(0.23)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,787)	$(1,296)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,353)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	57	—
Allocation of loss	$(5,083)	$(1,296)

Denominator:
Weighted-average shares outstanding used in basic computation	16,658,756	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,357,844	5,699,088

Diluted net loss per share	$(0.23)	$(0.23)

	Three Months Ended March 31, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,312)	$(1,144)

Denominator:
Weighted-average shares outstanding, basic	16,477,014	5,699,088

Basic net loss per share	$(0.20)	$(0.20)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,312)	$(1,144)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,885)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	741	—
Allocation of loss	$(4,456)	$(1,144)

Denominator:
Weighted-average shares outstanding used in basic computation	16,477,014	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,176,102	5,699,088

Diluted net loss per share	$(0.20)	$(0.20)

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the three months ended March 31, 2013 and 2012, Aegean supplied lubricating oils to the Company’s vessels aggregating $136 and $242, respectively.  At March 31, 2013 and December 31, 2012, $0 and $83 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the three months ended March 31, 2013 and 2012, the Company incurred internal audit service fees of $6 and $10, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 15 — Commitments and Contingencies for further information regarding the Management Agreement).  At March 31, 2013 and December 31, 2012, the amount due to Genco from the Company was $23 and $18, respectively, for such services and is included in due to Parent.

During the three months ended March 31, 2013 and 2012, Genco, the Company’s parent, incurred costs of $29 and $2, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At March 31, 2013, the amount due to Genco from the Company was $0.  At December 31, 2012, the amount due to the Company from Genco was $7 and was a reduction in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the three months ended March 31, 2013 and 2012, the Company incurred costs of $680 and $695, respectively, pursuant to the Management Agreement.  At March 31, 2013, the amount due to Genco of $22 consisted of commercial service fees and is included in due to Parent.  At December 31, 2012, the amount due to Genco of $23 consisted of commercial service fees and is included in due to Parent.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000 to $150,000.  As of March 31, 2013, total available working capital borrowings were $23,500, as $1,500 was drawn down during 2010 for working capital purposes.  The total available working capital borrowings is subject to the total remaining availability under the 2010 Credit Facility.  On May 9, 2013, the Company drew down an additional $1,000 for working capital purposes.  As of March 31, 2013, $28,750 remained available under the 2010 Credit Facility, as the total commitment under this facility was reduced to $130,000 on November 30, 2012. The total commitment will reduce in 11 consecutive semi-annual reductions of $5,000 which commenced on May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.

As of March 31, 2013, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $101,250 at March 31, 2013 under the 2010 Credit Facility:

Period Ending December 31,	Total

2013 (April 1, 2013 — December 31, 2013)	$—
2014	—
2015	1,250
2016	100,000

Total debt	$101,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three Months Ended March 31,
	2013	2012
Effective Interest Rate (excluding impact of unused commitment fees)	3.21%	3.27%
Range of Interest Rates (excluding impact of unused commitment fees)	3.20% to 3.21%	3.24% to 3.30%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$954	$954	$3,280	$3,280
Floating rate debt	101,250	101,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at March 31, 2013 and December 31, 2012 (principally Due from charterers and Accounts payable and accrued expenses) approximate their fair values because of the relatively short maturity of these instruments.

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

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,025	$1,767
Prepaid items	926	861
Insurance receivable	31	126
Other	99	138
Total	$3,081	$2,892

9 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are being amortized over the life of the related loan facility, and are included in interest expense.

The Company has unamortized deferred financing costs of $1,708 and $1,823 at March 31, 2013 and December 31, 2012, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of March 31, 2013 and December 31, 2012 was $1,319 and $1,204, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of March 31, 2013 and December 31, 2012, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the three months ended March 31, 2013 and 2012 was $115 and $117, respectively.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$512	$430
Accrued vessel operating expenses	1,489	1,622
Accrued general and administrative expenses	141	111

Total	$2,142	$2,163

11 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2013	December 31, 2012
Fixed assets, at cost:
Computer equipment	$43	$43
Vessel equipment	31	5
Total cost	74	48
Less: accumulated depreciation	39	36
Total	$35	$12

Depreciation expense for fixed assets for the three months ended March 31, 2013 and 2012 was $3 and $4, respectively.

12 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and short-term time charters, as well as the sale of bunkers consumed during short-term time charters, during the three months ended March 31, 2013 and 2012 was $5,986 and $6,294, respectively.   Future minimum time charter revenue based on the Baltic Cougar and the Baltic Panther, which are committed to noncancelable short-term time charters as of May 1, 2013, is expected to be $712 for the remainder of 2013. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels were employed on as of March 31, 2013 have estimated expiration dates that range from May 2013 to July 2014.

13 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s restricted stock awards for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	664,249	$7.70
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2013	547,749	$6.37

The total fair value of shares that vested under the Plan during the three months ended March 31, 2013 and 2012 was $454 and $457, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2013 and 2012, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended March 31,
	2013	2012
General, administrative and technical management fees	$464	$572

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2013, unrecognized compensation cost of $1,431 related to nonvested stock will be recognized over a weighted-average period of 2.41 years.

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

15 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of March 31, 2013, the termination payment that would be due to Genco is approximately $19,816. Refer to Note 5 — Related Party Transactions for any costs incurred during the three months ended March 31, 2013 and 2012 pursuant to the Management Agreement.

16 - SUBSEQUENT EVENTS

On April 30, 2013, the Company declared a dividend of $0.01 per share to be paid on or about May 20, 2013 to shareholders of record as of May 13, 2013.  The aggregate amount of the dividend is expected to be approximately $230, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xii) our acquisition or disposition of vessels, (xiii) our ability to leverage Genco’s relationships in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt and the average age of our fleet is approximately 3.4 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

We seek to leverage the expertise and reputation of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters or short-term time charters.  We may also consider operating vessels in the spot market directly or in vessel pools based on our view of market conditions.  We have financed our fleet with equity capital and our 2010 Credit Facility. We aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing while seeking to maintain relatively low leverage.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”  We have declared dividends for the past five quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Refer to pages 17-18 for a table of all vessels that have been delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	180.0	182.0	(2.0)	(1.1)%
Supramax	360.0	364.0	(4.0)	(1.1)%
Handysize	270.0	273.0	(3.0)	(1.1)%

Total	810.0	819.0	(9.0)	(1.1)%

Available days (2)
Capesize	180.0	182.0	(2.0)	(1.1)%
Supramax	347.5	364.0	(16.5)	(4.5)%
Handysize	270.0	273.0	(3.0)	(1.1)%

Total	797.5	819.0	(21.5)	(2.6)%

Operating days (3)
Capesize	180.0	182.0	(2.0)	(1.1)%
Supramax	347.2	360.2	(13.0)	(3.6)%
Handysize	270.0	271.4	(1.4)	(0.5)%

Total	797.2	813.6	(16.4)	(2.0)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	99.9%	99.0%	0.9%	0.9%
Handysize	100.0%	99.4%	0.6%	0.6%

Fleet average	100.0%	99.3%	0.7%	0.7%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$5,933	$6,558	$(625)	(9.5)%
Supramax	6,706	7,968	(1,262)	(15.8)%
Handysize	7,161	7,568	(407)	(5.4)%

Fleet average	6,685	7,521	(836)	(11.1)%

Daily vessel operating expenses (6)
Capesize	$5,413	$5,141	$272	5.3%
Supramax	4,806	5,049	(243)	(4.8)%
Handysize	4,296	4,206	90	2.1%

Fleet average	4,771	4,788	(17)	(0.4)%

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

	For the Three Months Ended March 31,
	2013	2012

Voyage revenues (in thousands)	$5,986	$6,294
Voyage expenses (in thousands)	582	53
Voyage expenses to Parent (in thousands)	73	81
	$5,331	$6,160
Total available days	797.5	819.0
Total TCE rate	$6,685	$7,521

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

Operating Data

The following discusses our financial results for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$5,986	$6,294	$(308)	(4.9)%

Operating Expenses:
Voyage expenses	582	53	529	998.1%
Voyage expenses to Parent	73	81	(8)	(9.9)%
Vessel operating expenses	3,864	3,922	(58)	(1.5)%
General, administrative and technical management fees	1,291	1,309	(18)	(1.4)%
Management fees to Parent	608	614	(6)	(1.0)%
Depreciation	3,643	3,683	(40)	(1.1)%

Total operating expenses	10,061	9,662	399	4.1%

Operating loss	(4,075)	(3,368)	(707)	21.0%
Other expense	(1,008)	(1,081)	73	(6.8)%

Loss before income taxes	(5,083)	(4,449)	(634)	14.3%
Income tax expense	—	(7)	7	(100.0)%
Net loss	$(5,083)	$(4,456)	$(627)	14.1%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.23)	$(0.20)	$(0.03)	15.0%
Net loss per share - diluted	$(0.23)	$(0.20)	$(0.03)	15.0%
Dividends declared and paid per share	$0.01	$0.13	$(0.12)	(92.3)%

EBITDA (1)	$(425)	$307	$(732)	(238.4)%

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

	For the Three Months Ended March 31,
	2013	2012

Net loss	$(5,083)	$(4,456)
Net interest expense	1,015	1,073
Income tax expense	—	7
Depreciation	3,643	3,683

EBITDA (1)	$(425)	$307

Results of Operations

Our revenues consist primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States

The following table reflects the current employment of our fleet as of May 7, 2013:

Vessel	Year Built	Charterer	Charter Expiration (1)	Employment Structure

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	June 2013	101.5% of BCI (2)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI (3)
Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (4)
Baltic Panther	2009	Klaveness Chartering	June 2013	$9,100 (5)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (6)
Baltic Cougar	2009	Bulk Marine Ltd.	May 2013	$5,000 (7)
Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	June 2013	115% of BHSI (8)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (8)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (8)

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

(5)         We have agreed to an extension with Klaveness Chartering on a time charter for 2.5 to 5.5 months at a rate of $9,100 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension began on March 18, 2013.

(6)         We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(7)         We have reached an agreement with Bulk Marine Ltd. on a time charter for approximately 25 days at a rate of $5,000 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charters on April 5, 2013.

(8)         The rate for each of these spot market-related time charters is based on 115% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

Three months ended March 31, 2013 and 2012

VOYAGE REVENUES-

For the three months ended March 31, 2013 and 2012, voyage revenues were $5,986 and $6,294, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the first quarter of 2013.

The average TCE rate of our fleet was $6,685 a day for the three months ended March 31, 2013 as compared to $7,521 for the three months ended March 31, 2012.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the first quarter of 2013 as compared to the first quarter of 2012 and higher voyage expenses during the first quarter of 2013 as a result of vessel repositioning.  The reduction of iron ore cargoes from Brazil combined with weather-related disruptions in Australia, increased vessel supply and a prolonged strike in Colombian coal mines contributed to a weak freight rate environment for the first quarter of 2013.

For the three months ended March 31, 2013 and 2012, we had 810.0 and 819.0 ownership days, respectively.  The decrease in ownership days is a result of an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization increased to 100.0% during the three months ended March 31, 2013 as compared to 99.3% during the three months ended March 31, 2012 due to additional offhire periods during the first quarter of 2012 for some of our Supramax and Handysize vessels.

VOYAGE EXPENSES-

To the extent we operate our vessels on voyage charters in the spot market, we are be responsible for all voyage expenses. Voyage expenses are all expenses unique to a particular voyage, including any bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and commissions. Our voyage expenses vary depending on the number of vessels in our fleet and the extent to which we enter into voyage charters in the spot market as opposed to spot market-related time charters, trip charters or vessel pools, in which we are not responsible for voyage expenses. At the inception of a spot market-related time charter, we record the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

For the three months ended March 31, 2013 and 2012, voyage expenses were $582 and $53, respectively.  The increase is primarily due to an increase in bunker consumption between time charters as well as an increase in bunkers consumed due to chartering vessels on short-term time charters instead of longer term charterers where the cost of fuel is borne by the charterer.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $8 to $73 during three months ended March 31, 2013 as compared to $81 during the three months ended March 31, 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the first quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses remained relatively stable at $3,864 during the three months ended March 31, 2013 as compared to $3,922 during the three months ended March 31, 2012. These costs remained stable as our fleet has not expanded.

Daily vessel operating expenses decreased slightly to $4,771 per vessel per day during the three months ended March 31, 2013 from $4,788 per vessel per day during the three months ended March 31, 2012.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2013 were $629 below the budgeted rate of $5,400 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended March 31, 2013 and 2012, general, administrative and technical management fees decreased slightly to $1,291 from $1,309.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the first quarter of 2013 as compared to the first quarter of 2012.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended March 31, 2013 and 2012 decreased slightly to $608 from $614.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense decreased slightly to $3,643 during the three months ended March 31, 2013 from $3,683 during the three months ended March 31, 2012.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2013 and 2012, net interest expense was $1,015 and $1,073, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2012 and November 30, 2012.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

For the three months ended March 31, 2013 and 2012, income tax expense was $0 and $7, respectively.  During the three months ended March 31, 2013, there was no United States source income.  During the three months ended March 31, 2012, we had United States operations which generated United States source income of $366, which resulted in income tax expense of $7.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also borrowed $101.3 million to date under our 2010 Credit Facility.   We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, which was amended in November 2010, as described below. Refer to the 2012 10-K for further information regarding our 2010 Credit Facility. A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010. In connection with the commitment letter, we paid an upfront fee of $0.3 million. Additionally upon executing the 2010 Credit Facility, we paid the remaining upfront fee of $0.9 million, for total upfront fees of $1.3 million, which has been capitalized as Deferred financing costs in the consolidated balance sheets.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes. At March 31, 2013, we have borrowed $1.5 million of the total $25 million available for working capital. As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of March 31, 2013, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $101.3 million. Additionally, as of March 31, 2013, $28.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $130 million. Of the $28.8 million available under the 2010 Credit Facility, $23.5 million was available for working capital purposes as of March 31, 2013.  The total available working capital borrowings is subject to the total remaining availability under the 2010 Credit Facility. On May 9, 2013, we drew down an additional $1.0 million for working capital purposes.   To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through use of equity and debt financing.  We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of March 31, 2013, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

Our dividend policy will also impact our future liquidity position. We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  We have declared dividends for the past five quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would not have resulted in a lesser dividend or no dividend for each quarter during 2012 and the first quarter of 2013; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
1st Quarter	$0.01	4/30/2013
FISCAL YEAR ENDED DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $2.1 million and $0.2 million, respectively. The increase in cash used by operating activities was primarily a result of an increase in charterer receivables due to the timing of charter-related cash receipts, as well as a recorded net loss of $5.1 million for the three months ended March 31, 2013 compared to a net loss of $4.5 million for the three months ended March 31, 2012. The increase in net loss was predominantly due to lower charter rates achieved in the first quarter of 2013 versus the prior year period for the vessels in our fleet.

There was no cash used in investing activities for the three months ended March 31, 2013 and the three months ended March 31, 2012.

Net cash used in financing activities for the three months ended March 31, 2013 was $0.2 million, which consisted of cash dividends paid during the quarter. For the three months ended March 31, 2012, cash used in financing activities was $3.0 million relating to cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2013. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years

2010 Credit Agreement	$101,250	$—	$1,250	$100,000
Interest and borrowing fees	12,808	2,750	7,063	2,995
Total	$114,058	$2,750	$8,313	$102,995

(1)         Represents the nine-month period ending December 31, 2013.

Interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2014 to be:

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

We did not incur any drydocking costs during the three months ended March 31, 2013 and 2012.

We estimate that none of our vessels will be drydocked during the remainder of 2013. Five of our vessels will be drydocked during 2014.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2012 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2012 10-K. We have never sold any of our vessels.

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at March 31, 2013 and December 31, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our 2010 Credit Facility as of the most recent compliance testing date were lower than their carrying values at March 31, 2013 and December 31, 2012, respectively.  The amount by which the carrying value at March 31, 2013 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $10.7 million to $32.1 million per vessel, and $147.2 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $11.0 million to $32.7 million per vessel, and $150.8 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $16.4 million as of March 31, 2013 and $16.8 million as of December 31, 2012.  However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands) as of March 31, 2013	Carrying Value (U.S. Dollars in thousands) as of December 31, 2012
Baltic Leopard	2009	2009	$31,643	$31,981
Baltic Panther	2009	2010	31,720	32,059
Baltic Cougar	2009	2010	31,872	32,211
Baltic Jaguar	2009	2010	31,784	32,121
Baltic Bear	2010	2010	66,431	67,103
Baltic Wolf	2010	2010	66,015	66,670
Baltic Wind	2009	2010	30,360	30,685
Baltic Cove	2010	2010	30,694	31,011
Baltic Breeze	2010	2010	31,260	31,577
TOTAL			$351,779	$355,418

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.3 million in interest expense for the three months ended March 31, 2013.

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

ITEM 1A.      RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which could materially affect our business, financial condition or future results. Below is updated information for the following risk factor:

We depend on Genco to assist us in operating our business and competing in our markets, and our business will be harmed if Genco fails to assist us effectively.

We noted in the Form 10-K that, like us, Genco does business in the drybulk shipping market, which has experienced a significant downturn in recent years.   In its earnings release for the three months ended March 31, 2013, Genco stated that it may be unable to maintain compliance with certain covenants under its credit facilities at measurement dates during the twelve months ending March 31, 2014.  For further information concerning Genco, please refer to its reports filed with the SEC, its press releases, and its website at www.gencoshipping.com.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: May 9, 2013	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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