Form 10-Q
period 2013-06-30
Baltic Trading Ltd
filed 2013-08-09
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2013: common stock, $0.01 per share — 23,779,896 shares and Class B stock, $0.01 per share — 5,827,471 shares.

Baltic Trading Limited

i

Website Information

We intend to use our website, www.BalticTrading.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in our website’s Investor Relations section. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. To subscribe to our e-mail alert service, please click the “Receive E-mail Alerts” link in the Investor Relations section of our website and submit your email address.  The information contained in, or that may be accessed through, our website is not incorporated by reference into or a part of this document or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$23,732	$3,280
Due from charterers, net of a reserve of $125 and $154, respectively	1,232	945
Prepaid expenses and other current assets	3,380	2,892
Total current assets	28,344	7,117

Noncurrent assets:
Vessels, net of accumulated depreciation of $44,225 and $36,906, respectively	348,100	355,418
Fixed assets, net of accumulated depreciation of $41 and $36, respectively	66	12
Deferred financing costs, net of accumulated amortization of $1,435 and $1,204, respectively	1,592	1,823
Total noncurrent assets	349,758	357,253

Total assets	$378,102	$364,370

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,663	$2,163
Deferred revenue	292	261
Due to Parent	29	34
Total current liabilities	2,984	2,458

Noncurrent liabilities:
Long-term debt	102,250	101,250
Total noncurrent liabilities:	102,250	101,250

Total liabilities	105,234	103,708

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 23,779,896 and 17,300,999 shares at June 30, 2013 and December 31, 2012, respectively	238	173
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 5,827,471and 5,699,088 at June 30, 2013 and December 31, 2012, respectively	58	57
Additional paid-in capital	299,097	277,249
Accumulated deficit	(26,525)	(16,817)
Total shareholders’ equity	272,868	260,662

Total liabilities and shareholders’ equity	$378,102	$364,370

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$6,379	$7,603	$12,365	$13,897

Operating expenses:
Voyage expenses	157	379	738	432
Voyage expenses to Parent	82	97	155	178
Vessel operating expenses	4,248	4,270	8,113	8,192
General, administrative, and technical management fees	1,184	1,146	2,475	2,456
Management fees to Parent	614	614	1,222	1,229
Depreciation	3,682	3,683	7,325	7,367

Total operating expenses	9,967	10,189	20,028	19,854

Operating loss	(3,588)	(2,586)	(7,663)	(5,957)

Other (expense) income:
Other (expense) income	(3)	1	4	(7)
Interest income	2	1	3	3
Interest expense	(1,023)	(1,062)	(2,039)	(2,138)

Other expense, net	(1,024)	(1,060)	(2,032)	(2,142)

Loss before income taxes	(4,612)	(3,646)	(9,695)	(8,099)
Income tax expense	(13)	(15)	(13)	(22)

Net loss	$(4,625)	$(3,661)	$(9,708)	$(8,121)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.19)	$(0.16)	$(0.41)	$(0.37)
Net loss per share-diluted	$(0.19)	$(0.16)	$(0.41)	$(0.37)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.05	$0.02	$0.18

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2013 and 2012

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(9,708)	(9,708)

Cash dividends paid ($0.02 per share)			(460)		(460)

Issuance of 6,419,217 shares of common stock	64		21,495		21,559

Issuance of 128,383 shares of Class B stock		1	(1)		—

Issuance of 59,680 shares of nonvested common stock	1		(1)		—

Nonvested stock amortization			815		815

Balance — June 30, 2013	$238	$58	$299,097	$(26,525)	$272,868

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(8,121)	(8,121)

Cash dividends paid ($0.18 per share)			(4,086)		(4,086)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			974		974

Balance — June 30, 2012	$170	$57	$277,811	$(7,668)	$270,370

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,708)	$(8,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,325	7,367
Amortization of deferred financing costs	231	232
Amortization of nonvested stock compensation expense	815	974
Change in assets and liabilities:
Increase in due from charterers	(287)	(336)
Increase in prepaid expenses and other current assets	(488)	(181)
Increase in accounts payable and accrued expenses	238	292
Decrease in due to Parent	(5)	(11)
Increase (decrease) in deferred revenue	31	(2)

Net cash (used in) provided by operating activities	(1,848)	214

Cash flows from investing activities:
Purchase of fixed assets	(61)	(5)

Net cash used in investing activities	(61)	(5)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	1,000	—
Proceeds from issuance of common stock	21,838	—
Payment of common stock issuance costs	(17)	—
Cash dividends paid	(460)	(4,086)

Net cash provided by (used in) financing activities	22,361	(4,086)

Net increase (decrease) in cash and cash equivalents	20,452	(3,877)

Cash and cash equivalents at beginning of period	3,280	8,300

Cash and cash equivalents at end of period	$23,732	$4,423

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

At June 30, 2013, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010
Baltic Fox Limited	Baltic Fox	31,883	Q3 2013 (1)	2010
Baltic Hare Limited	Baltic Hare	31,887	Q3 2013 (1)	2009

(1) Delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers.

On May 28, 2013, the Company closed on an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  The Company received net proceeds of $21,559 after deducting underwriters’ fees and expenses.  Additionally, pursuant to the subscription agreement between the Company and Genco, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the Company’s 2010 Equity Incentive Plan.  As a result of this equity offering, Genco was issued 128,383 of Class B stock, which represents 2% of the number of common shares issued.

As of June 30, 2013 and December 31, 2012, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 5,827,471 and 5,699,088 shares, respectively, of the Company’s Class B stock represented a 19.68% and 24.78% ownership interest in the Company, respectively, and 78.61% and 83.17% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.   Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).  The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2013 and 2012 was $3,680 and $3,679, respectively.  Depreciation expense for vessels for the six months ended June 30, 2013 and 2012 was $7,319 and $7,359, respectively.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended June 30, 2013 and 2012, the Company had United States operations which resulted in United States source income of $639 and $755, respectively.  The Company’s estimated United States income tax expense for the three months ended June 30, 2013 and 2012 was $13 and $15, respectively.  Additionally, during the six months ended June 30, 2013 and 2012, the Company had United States operations which resulted in United States source income of $639 and $1,121, respectively.  The Company’s estimated United States income tax expense for the six months ended June 30, 2013 and 2012 was $13 and $22, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2013 and December 31, 2012, the Company had an accrual of $17 and $7, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters and time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company. At the inception of a spot market-related time charter or time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net gains (losses) of ($2) and $73 during the three months ended June 30, 2013 and 2012, respectively, and $9 and $73 during the six months ended June 30, 2013 and 2012, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $262 for the payment of common stock issuance costs.

For the six months ended June 30, 2012, the Company did not have any non-cash investing or financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses.

During the six months ended June 30, 2013 and 2012, cash paid for interest was $1,788 and $1,907 respectively.

During the six months ended June 30, 2013 and 2012, cash paid for estimated income taxes was $12 and $12, respectively.

On May 16, 2013, the Company made grants of nonvested common stock in the amount of 59,680 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $225.

On May 17, 2012, the Company made grants of nonvested common stock in the amount of 12,500 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $48.  The shares vested on May 16, 2013.

4 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 13 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 557,429 nonvested shares outstanding at June 30, 2013 (see Note 13 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Three Months Ended June 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,559)	$(1,066)

Denominator:
Weighted-average shares outstanding, basic	19,176,913	5,747,055

Basic net loss per share	$(0.19)	$(0.19)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,559)	$(1,066)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,123)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	57	—
Allocation of loss	$(4,625)	$(1,066)

Denominator:
Weighted-average shares outstanding used in basic computation	19,176,913	5,747,055
Add:
Conversion of Class B to common shares	5,747,055	—

Weighted-average shares outstanding, diluted	24,923,968	5,747,055

Diluted net loss per share	$(0.19)	$(0.19)

	For the Three Months Ended June 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(2,725)	$(936)

Denominator:
Weighted-average shares outstanding, basic	16,577,931	5,699,088

Basic net loss per share	$(0.16)	$(0.16)

Diluted net loss per share:
Numerator:
Allocation of loss	$(2,725)	$(936)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,221)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	285	—
Allocation of loss	$(3,661)	$(936)

Denominator:
Weighted-average shares outstanding used in basic computation	16,577,931	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,277,019	5,699,088

Diluted net loss per share	$(0.16)	$(0.16)

	For the Six Months Ended June 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(7,358)	$(2,350)

Denominator:
Weighted-average shares outstanding, basic	17,924,791	5,723,204

Basic net loss per share	$(0.41)	$(0.41)

Diluted net loss per share:
Numerator:
Allocation of loss	$(7,358)	$(2,350)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,464)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	114	—
Allocation of loss	$(9,708)	$(2,350)

Denominator:
Weighted-average shares outstanding used in basic computation	17,924,791	5,723,204
Add:
Conversion of Class B to common shares	5,723,204	—

Weighted-average shares outstanding, diluted	23,647,995	5,723,204

Diluted net loss per share	$(0.41)	$(0.41)

	Six Months Ended June 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(6,039)	$(2,082)

Denominator:
Weighted-average shares outstanding, basic	16,527,473	5,699,088

Basic net loss per share	$(0.37)	$(0.37)

Diluted net loss per share:
Numerator:
Allocation of loss	$(6,039)	$(2,082)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(3,108)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,026	—
Allocation of loss	$(8,121)	$(2,082)

Denominator:
Weighted-average shares outstanding used in basic computation	16,527,473	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,226,561	5,699,088

Diluted net loss per share	$(0.37)	$(0.37)

5 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the six months ended June 30, 2013 and 2012, the Company incurred legal services aggregating $7 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At June 30, 2013 and December 31, 2012, $7 and $0, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the six months ended June 30, 2013 and 2012, Aegean supplied lubricating oils to the Company’s vessels aggregating $204 and $320, respectively.  At June 30, 2013 and December 31, 2012, $30 and $83 remained outstanding to Aegean, respectively.

During the six months ended June 30, 2013 and 2012, the Company incurred other expenses totaling $0 and $1, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  At June 30, 2013 and December 31, 2012, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the six months ended June 30, 2013 and 2012, the Company incurred internal audit service fees of $14 and $22, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 15 — Commitments and Contingencies for further information regarding the Management Agreement).  At June 30, 2013 and December 31, 2012, the amount due to Genco from the Company was $7 and $18, respectively, for such services and is included in due to Parent.

During the six months ended June 30, 2013 and 2012, Genco, the Company’s parent, incurred costs of $40 and $20 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At June 30, 2013, the amount due to Genco from the Company was $1.  At December 31, 2012, the amount due to the Company from Genco was $7 and was a reduction in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the six months ended June 30, 2013 and 2012, the Company incurred costs of $1,376 and $1,407 pursuant to the Management Agreement.  At June 30, 2013, the amount due to Genco of $21 consisted of commercial service fees and is included in due to Parent.  At December 31, 2012, the amount due to Genco of $23 consisted of commercial service fees and is included in due to Parent.

6 - DEBT

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010 which, among other things, increased the commitment amount from $100,000 to $150,000.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Credit Facility.  Pursuant to the amended 2010 Credit Facility, the total commitment of $150,000 will be reduced in 11 consecutive semi-annual reductions of $5,000 which commenced on the six month anniversary of the effective date, or May 31, 2011. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be repaid in full.  As of June 30, 2013, $22,750 remained available under the 2010 Credit Facility, as the total commitment under this facility was reduced to $125,000 on May 31, 2013.  Of the $22,750 available under the 2010 Credit Facility, $22,500 was available for working capital borrowings as $1,500 was drawn down during 2010 and $1,000 was drawn down on May 9, 2013 for working capital purposes.

As of June 30, 2013, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility.

The following table sets forth the repayment of the outstanding debt of $102,250 at June 30, 2013 under the 2010 Credit Facility:

Period Ending December 31,	Total

2013 (July 1, 2013 — December 31, 2013)	$—
2014	—
2015	2,250
2016	100,000

Total debt	$102,250

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Effective Interest Rate (excluding impact of unused commitment fees)	3.20%	3.24%	3.20%	3.25%
Range of Interest Rates (excluding impact of unused commitment fees)	3.19% to 3.20%	3.24% to 3.25%	3.19% to 3.21%	3.24% to 3.30%

7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,732	$23,732	$3,280	$3,280
Floating rate debt	102,250	102,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for this floating rate loan.  The carrying amounts of the Company’s other financial instruments at June 30, 2013 and December 31, 2012 (principally Due from charterers and Accounts payable and accrued expenses), approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities during the six months ended June 30, 2013 and 2012.

8 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,070	$1,767
Prepaid items	1,033	861
Insurance receivable	78	126
Other	199	138
Total	$3,380	$2,892

9 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are being amortized over the life of the related loan facility, and are included in interest expense.

The Company has unamortized deferred financing costs of $1,592 and $1,823 at June 30, 2013 and December 31, 2012, respectively, associated with the 2010 Credit Facility.  Accumulated amortization of deferred financing costs as of June 30, 2013 and December 31, 2012 was $1,435 and $1,204, respectively.  The Company has incurred deferred financing costs of $3,027 for the existing 2010 Credit Facility as of June 30, 2013 and December 31, 2012, which includes fees incurred in order to negotiate the amendment to the 2010 Credit Facility.  Amortization expense of deferred financing costs for the three months ended June 30, 2013 and 2012 was $116 and $116, respectively.  Amortization expense of deferred financing costs for the six months ended June 30, 2013 and 2012 was $231 and $232, respectively.

10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$676	$430
Accrued vessel operating expenses	1,746	1,622
Accrued general and administrative expenses	241	111

Total	$2,663	$2,163

11 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2013	December 31, 2012
Fixed assets, at cost:
Computer equipment	$43	$43
Vessel equipment	64	5
Total cost	107	48
Less: accumulated depreciation	41	36
Total	$66	$12

Depreciation expense for fixed assets for the three months ended June 30, 2013 and 2012 was $2 and $4, respectively.  Depreciation expense for fixed assets for the six months ended June 30, 2013 and 2012 was $5 and $8, respectively.

12 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters and the short-term time charters, as well as the sale of bunker consumed during short-term time charters, during the three months ended June 30, 2013 and 2012 was $6,379 and $7,603, respectively.  Total revenue earned on spot market-related time charters and the short-term time charters, as well as the sale of bunker consumed during short-term time charters, during the six months ended June 30, 2013 and 2012 was $12,365 and $13,897, respectively.  Future minimum time charter revenue based on the Baltic Cougar and Baltic Panther, which are committed to noncancelable short-term time charters as of June 30, 2013, is expected to be $424 for the remainder of 2013. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters, and future spot rates cannot be estimated. The spot market-related time charters that the Company’s vessels (excluding the Baltic Hare and Baltic Fox) are currently employed on have estimated expiration dates that range from August 2013 to February 2015.

13 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s nonvested stock awards for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	664,249	$7.70
Granted	59,680	3.77
Vested	(166,500)	10.76
Forfeited	—	—

Outstanding at June 30, 2013	557,429	$6.37

The total fair value of shares that vested under the Plan during the six months ended June 30, 2013 and 2012 was $643 and $505, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2013 and 2012, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
General, administrative and technical management fees	$351	$402	$815	$974

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2013, unrecognized future compensation cost of $1,306 related to nonvested stock will be recognized over a weighted-average period of 2.22 years.

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

15 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of June 30, 2013, the termination payment that would be due to Genco is approximately $19,816. Refer to Note 5 — Related Party Transactions for any costs incurred during the six months ended June 30, 2013 and 2012 pursuant to the Management Agreement.

16 - SUBSEQUENT EVENTS

On July 2, 2013, the Company entered into agreements to purchase a 2010 built, 31,883 dwt Handysize drybulk vessel and a 2009 built, 31,887 dwt Handysize drybulk vessel from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered to the Company by the end of the third quarter of 2013.  The Company intends to fund a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, the Company has obtained a commitment for approximately $20,000 of commercial bank financing from a global lending institution, which is subject to definitive loan documentation.  Under the terms of the commitment, the credit facility is to be repaid in 24 quarterly repayment installments of approximately $375 each, the first of which is payable three months after the latest vessel delivery date, and a balloon payment of approximately $13,000 payable concurrently with the last repayment installment.  Interest on borrowings will be payable at the three-month LIBOR rate plus a margin of 3.35%.

On July 30, 2013, the Company declared a dividend of $0.01 per share to be paid on or about August 22, 2013 to shareholders of record as of August 15, 2013.  The aggregate amount of the dividend is expected to be approximately $296, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xii) our acquisition or disposition of vessels; (xiii) our ability to leverage Genco’s relationships in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; and (xvii) completion of definitive documentation for and funding of financing for the vessel acquisitions on acceptable terms; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and three Handysize vessels with an aggregate carrying capacity of approximately 672,000 dwt and the average age of our fleet is approximately 3.6 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, the Company entered into agreements to purchase a 2010-built, 31,883 dwt Handysize drybulk vessel and a 2009-built, 31,887 dwt Handysize drybulk vessel from subsidiaries of Clipper Group for an aggregate purchase price of $41,000 to be renamed the Baltic Fox and the Baltic Hare, respectively.  The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered to the Company by the end of the third quarter of 2013.  After expected deliver of these two Handysize vessels, we will own 11 drybulk vessels consisting of two Capesize, four Supramax and five Handysize vessels with a total carrying capacity of approximately 736,000 dwt.  The Company intends to fund a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, the Company has obtained a commitment for approximately $20,000 of commercial bank financing from a global lending institution, which is subject to definitive loan documentation.  The credit facility is to be repaid in 24 quarterly repayment installments of approximately $375 each, the first of which is payable three months after the latest vessel delivery date, and a balloon payment of approximately $13,000 payable concurrently with the last repayment installment.  Interest on borrowings will be payable at the three-month LIBOR rate plus a margin of 3.35%.

We seek to leverage the expertise of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters or short-term time charters.  We may also consider operating vessels in the spot market directly or in vessel pools based on our view of market conditions.  We have financed our fleet with equity capital and our 2010 Credit Facility. We aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”  We have declared dividends for the past six quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Refer to page 19 for a table of all vessels that have been or are expected to be delivered to us.

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

On May 28, 2013, we closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  We received net proceeds of $21,559 after deducting underwriters’ fees and expenses.  Additionally, pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of this equity offering, Genco was issued 128,383 of Class B stock, which represents 2% of the number of common shares issued.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	182.0	182.0	—	—
Supramax	364.0	364.0	—	—
Handysize	273.0	273.0	—	—

Total	819.0	819.0	—	—

Available days (2)
Capesize	182.0	182.0	—	—
Supramax	358.6	354.7	3.9	1.1%
Handysize	273.0	273.0	—	—

Total	813.6	809.7	3.9	0.5%

Operating days (3)
Capesize	182.0	182.0	—	—
Supramax	358.6	347.2	11.4	3.3%
Handysize	271.5	273.0	(1.5)	(0.5)%

Total	812.1	802.2	9.9	1.2%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	100.0%	97.9%	2.1%	2.1%
Handysize	99.5%	100.0%	(0.5)%	(0.5)%

Fleet average	99.8%	99.1%	0.7%	0.7%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,967	$5,918	$49	0.8%
Supramax	7,645	9,759	(2,114)	(21.7)%
Handysize	8,473	9,480	(1,007)	(10.6)%

Fleet average	7,548	8,802	(1,254)	(14.2)%

Daily vessel operating expenses (6)
Capesize	$5,503	$4,952	$551	11.1%
Supramax	5,370	5,505	(135)	(2.5)%
Handysize	4,733	5,001	(268)	(5.4)%

Fleet average	5,187	5,214	(27)	(0.5)%

	For the Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	362.0	364.0	(2.0)	(0.5)%
Supramax	724.0	728.0	(4.0)	(0.5)%
Handysize	543.0	546.0	(3.0)	(0.5)%

Total	1,629.0	1,638.0	(9.0)	(0.5)%

Available days (2)
Capesize	362.0	364.0	(2.0)	(0.5)%
Supramax	706.1	718.7	(12.6)	(1.8)%
Handysize	543.0	546.0	(3.0)	(0.5)%

Total	1,611.1	1,628.7	(17.6)	(1.1)%

Operating days (3)
Capesize	362.0	364.0	(2.0)	(0.5)%
Supramax	705.7	708.3	(2.6)	(0.4)%
Handysize	541.5	544.4	(2.9)	(0.5)%

Total	1,609.2	1,616.7	(7.5)	(0.5)%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	99.9%	98.6%	1.3%	1.3%
Handysize	99.7%	99.7%	—	—

Fleet average	99.9%	99.3%	0.6%	0.6%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$5,950	$6,238	$(288)	(4.6)%
Supramax	7,183	8,852	(1,669)	(18.9)%
Handysize	7,821	8,524	(703)	(8.2)%

Fleet average	7,121	8,158	(1,037)	(12.7)%

Daily vessel operating expenses (6)
Capesize	$5,458	$5,047	$411	8.1%
Supramax	5,090	5,277	(187)	(3.5)%
Handysize	4,516	4,603	(87)	(1.9)%

Fleet average	4,980	5,001	(21)	(0.4)%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Voyage revenues (in thousands)	$6,379	$7,603	$12,365	$13,897
Voyage expenses (in thousands)	157	379	738	432
Voyage expenses to Parent (in thousands)	82	97	155	178
	$6,140	$7,127	11,472	$13,287
Total available days	813.6	809.7	1,611.1	1,628.7
Total TCE rate	$7,548	$8,802	$7,121	$8,158

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

Operating Data

The following discusses our financial results for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$6,379	$7,603	$(1,224)	(16.1)%

Operating Expenses:
Voyage expenses	157	379	(222)	(58.6)%
Voyage expenses to Parent	82	97	(15)	(15.5)%
Vessel operating expenses	4,248	4,270	(22)	(0.5)%
General, administrative and technical management fees	1,184	1,146	38	3.3%
Management fees to Parent	614	614	—	—
Depreciation	3,682	3,683	(1)	—

Total operating expenses	9,967	10,189	(222)	(2.2)%

Operating loss	(3,588)	(2,586)	(1,002)	38.7%
Other expense	(1,024)	(1,060)	36	(3.4)%

Loss before income taxes	(4,612)	(3,646)	(966)	26.5%
Income tax expense	(13)	(15)	2	(13.3)%
Net loss	$(4,625)	$(3,661)	$(964)	26.3%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.19)	$(0.16)	$(0.03)	18.8%
Net loss per share - diluted	$(0.19)	$(0.16)	$(0.03)	18.8%
Dividends declared and paid per share	$0.01	$0.05	$(0.04)	(80.0)%

EBITDA (1)	$91	$1,098	$(1,007)	(91.7)%

	For the Six Months Ended June 30,
	2013	2012	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$12,365	$13,897	$(1,532)	(11.0)%

Operating Expenses:
Voyage expenses	738	432	306	70.8%
Voyage expenses to Parent	155	178	(23)	(12.9)%
Vessel operating expenses	8,113	8,192	(79)	(1.0)%
General, administrative and technical management fees	2,475	2,456	19	0.8%
Management fees to Parent	1,222	1,229	(7)	(0.6)%
Depreciation	7,325	7,367	(42)	(0.6)%

Total operating expenses	20,028	19,854	174	0.9%

Operating loss	(7,663)	(5,957)	(1,706)	28.6%
Other expense	(2,032)	(2,142)	110	(5.1)%

Loss before income taxes	(9,695)	(8,099)	(1,596)	19.7%
Income tax expense	(13)	(22)	9	(40.9)%
Net loss	$(9,708)	$(8,121)	$(1,587)	19.5%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.41)	$(0.37)	$(0.04)	10.8%
Net loss per share - diluted	$(0.41)	$(0.37)	$(0.04)	10.8%
Dividends declared and paid per share	$0.02	$0.18	$(0.16)	(88.9)%

EBITDA (1)	$(334)	$1,403	$(1,737)	(123.8)%

(1)         EBITDA represents net (loss) income plus net interest expense, taxes and depreciation.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net income (loss) to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income (loss), operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss for each of the periods presented above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(4,625)	$(3,661)	$(9,708)	$(8,121)
Net interest expense	1,021	1,061	2,036	2,135
Income tax expense	13	15	13	22
Depreciation	3,682	3,683	7,325	7,367

EBITDA (1)	$91	$1,098	$(334)	$1,403

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

The following table reflects the current employment of our current fleet as well as the employment of vessels expected to join our fleet as of August 9, 2013:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	May 2014	100% of BCI

Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (4)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (5)

Handysize Vessels
Baltic Wind	2009	Cargill International S.A.	September 2013	115% of BHSI
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (6)	Q3 2013
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (6)	Q3 2013

(1)         The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel’s final voyage plus any time the vessel has been off-hire.

(2)         The dates for vessels being delivered in the future are estimates based on guidance received from the sellers.

(3)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

(4)         We have reached an agreement to enter the vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel has to remain in the pool for a minimum of six months after which Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on August 4, 2013; however, for the first 30 days it will earn a hire rate of $5,500 per day.

(5)         We have reached an agreement to enter the vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel has to remain in the pool for a minimum of six months after which Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on August 6, 2013.

(6)         We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Under this agreement, the vessels will remain in the pool for a minimum period of two years.

Three months ended June 30, 2013 and 2012

VOYAGE REVENUES-

For the three months ended June 30, 2013 and 2012, voyage revenues were $6,379 and $7,603, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the second quarter of 2013.

The average TCE rate of our fleet was $7,548 a day for the three months ended June 30, 2013 as compared to $8,802 a day for the three months ended June 30, 2012.  The decrease was primarily due to lower spot rates achieved by the vessels in our fleet during the second quarter of 2013 as compared to the second quarter of 2012.  Although the pace of vessel deliveries has declined in 2013, excess vessel supply together with uncertainty regarding global growth prospects contributed to a soft freight rate environment during most of the second quarter.  Beginning in mid-June, however, increased iron ore cargoes from Brazil coupled with firm coal and grain fixture volume helped provide support to freight rates.

For the three months ended June 30, 2013 and 2012, we had 819.0 ownership days during both periods.  Fleet utilization increased to 99.8% during the three months ended June 30, 2013 as compared to 99.1% during the three months ended June 30, 2012 due to additional offhire periods during the second quarter of 2012 for some of our Supramax vessels.

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

For the three months ended June 30, 2013 and 2012, voyage expenses were $157 and $379, respectively.  The decrease is primarily due to bunker consumption recorded during the ballast leg of the time charter for the Baltic Jaguar during the second quarter of 2012 as well as a decrease in in broker commissions as a result of a decrease in voyage revenue earned during the second quarter of 2013 as compared to the second quarter of 2012.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $15 to $82 during the three months ended June 30, 2013 as compared to $97 during the three months ended June 30, 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the second quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $22 during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to the timing of purchases of spare parts.

Daily vessel operating expenses decreased marginally to $5,187 per vessel per day during the three months ended June 30, 2013 from $5,214 per vessel per day during the three months ended June 30, 2012 primarily due to the timing of purchases of spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2013 were $213 below the budgeted rate of $5,400 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended June 30, 2013 and 2012, general, administrative and technical management fees were $1,184 and $1,146, respectively.  The increase was primarily due to an increase in professional fees.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate during the second quarter of 2013 as compared to the second quarter of 2012.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended June 30, 2013 and 2012 remained stable at $614 during both periods.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained stable at $3,682 during the three months ended June 30, 2013 as compared to $3,683 during the three months ended June 30, 2012.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2013 and 2012, net interest expense was $1,021 and $1,061, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2012, November 30, 2012 and May 31, 2013.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility, as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

During the three months ended June 30, 2013 and 2012, we had United States operations which resulted in United States source income of $639 and $755, respectively, which resulted in income tax expense of $13 and $15, respectively.

Six months ended June 30, 2013 and 2012

VOYAGE REVENUES-

For the six months ended June 30, 2013 and 2012, voyage revenues were $12,365 and $13,897, respectively.  The decrease in voyage revenues was due to lower spot market rates achieved by our vessels during the six months ended June 30, 2013.

The average TCE rate of our fleet was $7,121 a day for the six months ended June 30, 2013 as compared to $8,158 for the six months ended June 30, 2012.  The decrease was due to lower spot rates achieved by the vessels in our fleet during the six months ended June 30, 2013 as compared to the same period last year.

For the six months ended June 30, 2013 and 2012, we had 1,629.0 and 1,638.0 ownership days, respectively.  The decrease in ownership days is a result of an additional day during the first quarter of 2012 due to the leap year.  Fleet utilization increased to 99.9% during the six months ended June 30, 2013 as compared to 99.3% during the six months ended June 30, 2012 due to additional offhire periods during the six months ended June 30, 2012 for some of our Supramax vessels.

VOYAGE EXPENSES-

For the six months ended June 30, 2013 and 2012, voyage expenses were $738 and $432, respectively.  The increase is primarily due to an increase in the cost of bunkers consumed during short-term time charters.  This increase was partially offset by a decrease in broker commissions as a result of a decrease in voyage revenue earned during the six months ended June 30, 2013 as compared to the same period last year.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $23 to $155 during the six months ended June 30, 2013 as compared to $178 during the six months ended June 30, 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease was a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels during the six months ended June 30, 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $79 during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to lower crew related expenses and the timing of purchases of spare parts.

Daily vessel operating expenses decreased to $4,980 per vessel per day during the six months ended June 30, 2013 from $5,001 per vessel per day during the six months ended June 30, 2012.  The decrease in daily vessel operating expense was mainly due to lower crew related expense and the timing of purchases of spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2013 were $420 below the budgeted rate of $5,400 per vessel per day.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the six months ended June 30, 2013 and 2012, general, administrative and technical management fees marginally increased to $2,475 from $2,456, respectively.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees did not fluctuate significantly during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the six months ended June 30, 2013 and 2012 remained stable at $1,222 and $1,229, respectively.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense remained relatively stable at $7,325 during the six months ended June 30, 2013 as compared to $7,367 during the six months ended June 30, 2012.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2013 and 2012, net interest expense was $2,036 and $2,135, respectively.  The decrease in net interest expense is primarily a result of the decrease in unused commitment fees as the total commitment under the 2010 Credit Facility was reduced by $5,000 on May 31, 2012, November 30, 2012 and May 31, 2013.  Refer to Note 6 — Debt in the condensed consolidated financial statements for further information.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, the amortization of deferred financing fees associated with this facility as well as interest income earned on our cash balances.

INCOME TAX EXPENSE-

During the six months ended June 30, 2013 and 2012, we had United States operations which resulted in United States source income of $639 and $1,121, respectively, which resulted in net income tax expense of $13 and $22, respectively.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also borrowed $102.3 million to date under our 2010 Credit Facility.  We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

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

Borrowings of up to $25 million under the 2010 Credit Facility are available for working capital purposes. At June 30, 2013, we have borrowed $2.5 million of the total $25 million available for working capital. As noted above, the repayment structure under the amended 2010 Credit Facility has been modified to provide for 11 semi-annual commitment reductions of $5 million beginning on May 31, 2011 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of June 30, 2013, total borrowings, including those for working capital purposes, under the 2010 Credit Facility were $102.3 million. Additionally, as of June 30, 2013, $22.8 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $125 million. Of the $22.8 million available under the 2010 Credit Facility, $22.5 million was available for working capital purposes as of June 30, 2013.  The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through use of equity and debt financing.  We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of June 30, 2013, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

On May 28, 2013, we closed on an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  We received net proceeds of $21,559 after deducting underwriters’ fees and expenses.  Additionally, pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of this equity offering, Genco was issued 128,383 of Class B stock which represents 2% of the number of common shares issued.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

On July 2, 2013, we entered into agreements to purchase a 2010 built, 31,883 dwt Handysize drybulk vessel and a 2009 built, 31,887 dwt Handysize drybulk vessel from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered to us by the end of the third quarter of 2013.  We intend to fund a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, we have obtained a commitment for approximately $20,000 of commercial bank financing from a global lending institution, which is subject to definitive loan documentation.  Under the terms of the commitment, the credit facility is to be repaid in 24 quarterly repayment installments of approximately $375 each, the first of which is payable three months after the latest vessel delivery date, and a balloon payment of approximately $13,000 payable concurrently with the last repayment installment.  Interest on borrowings will be payable at the three-month LIBOR rate plus a margin of 3.35%.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation
Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2012 and the first and second quarter of 2013; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013
FISCAL YEAR ENDED DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

Cash Flow

Net cash used in operating activities for the three months ended June 30, 2013 was $1.8 million as compared to net cash provided by operating activities of $0.2 million for the six months ended June 30, 2012. The fluctuation of approximately $2.0 million in cash from operating activities was primarily a result of a higher recorded net loss in the amount of $9.7 million for the six months ended June 30, 2013 compared to a net loss of $8.1 million for the six months ended June 30, 2012. The lower net loss was predominantly due to lower charter rates achieved in the first half of 2013 versus the prior year period for the vessels in our fleet.

Net cash used in investing activities for the six months ended June 30, 2013 was sixty-one thousand dollars as compared to five thousand dollars for the six months ended June 30, 2012 and related to the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2013 was $22.4 million as compared to net cash used in financing activities of $4.1 million for the six months ended June 30, 2012. The increase in net cash provided by financing activities was primarily a result of the $21.8 million of proceeds from our follow-on offering which was completed on May 28, 2013 as well as the $1.0 million draw down under our credit facility on May 9, 2013. Cash dividends paid during the first half of 2013 were $0.5 million compared to $4.1 million for the same period last year.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2013. The table incorporates the agreement to acquire a 2010-built and a 2009-built Handysize vessel for an aggregate purchase price of $41,000.  We plan to fund these vessel acquisitions with cash generated from the proceeds from our registered follow-on common stock offering completed on May 28, 2013, as well as with commercial bank financing for which we have received a commitment for approximately $20,000 from a global lending institution, which is subject to definitive loan documentation as discussed above under “Liquidity and Capital Resources.”  The table also incorporates sale and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, as well as other fees associated with the amended 2010 Credit Facility.  Additionally, the interest and borrowing fees include $100 of upfront fees paid for the approximately $20,000 commitment noted above.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years

2010 Credit Agreement	$102,250	$—	$2,250	$100,000
Interest and borrowing fees	12,040	1,943	7,102	2,995
Remainder of purchase price of vessels (2)	41,000	41,000	—	—
Sales and purchase fees (2)	410	410	—	—
Total	$155,700	$43,353	$9,352	$102,995

(1)         Represents the six-month period ending December 31, 2013.

(2)         The timing of this obligation is based on the estimated delivery dates for the Baltic Fox and the Baltic Hare which are expected to be delivered during the third quarter of 2013.

Interest expense has been estimated using 0.25% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and three Handysize drybulk carriers.  After the expected delivery of the two Handysize vessels that Baltic Trading has agreed to acquire, we will own 11 drybulk vessels, consisting of two Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2014 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013	$—	—
2014	$3.6	100

We did not incur any drydocking costs during the six months ended June 30, 2013 and 2012.

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

Pursuant to our 2010 Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under our 2010 Credit Facility.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility at June 30, 2013.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2013 and December 31, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes under our 2010 Credit Facility as of the most recent compliance testing date were lower than their carrying values at June 30, 2013 and December 31, 2012, respectively.  The amount by which the carrying value at June 30, 2013 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $10.0 million to $29.5 million per vessel, and $133.8 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $11.0 million to $32.7 million per vessel, and $150.8 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $14.9 million as of June 30, 2013 and $16.8 million as of December 31, 2012.  However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

Vessels	Year Built	Year Acquired	Carrying Value (U.S. Dollars in thousands) as of June 30, 2013	Carrying Value (U.S. Dollars in thousands) as of December 31, 2012
Baltic Leopard	2009	2009	$31,300	$31,981
Baltic Panther	2009	2010	31,378	32,059
Baltic Cougar	2009	2010	31,530	32,211
Baltic Jaguar	2009	2010	31,444	32,121
Baltic Bear	2010	2010	65,751	67,103
Baltic Wolf	2010	2010	65,353	66,670
Baltic Wind	2009	2010	30,031	30,685
Baltic Cove	2010	2010	30,373	31,011
Baltic Breeze	2010	2010	30,940	31,577
TOTAL			$348,100	$355,418

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.5 million in interest expense for the six months ended June 30, 2013.

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

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

10.1	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(2)

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(2)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: August 9, 2013	By:	/s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

10.1	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(2)

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(2)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2013.

(Remainder of page left intentionally blank)