Form 10-Q
period 2013-09-30
Baltic Trading Ltd
filed 2013-11-07
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2013: common stock, $0.01 per share — 37,579,896 shares and Class B stock, $0.01 per share — 6,103,471 shares.

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

Baltic Trading Limited
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012
(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$61,917	$3,280
Due from charterers, net of a reserve of $70 and $154, respectively	3,967	945
Prepaid expenses and other current assets	3,316	2,892
Total current assets	69,200	7,117

Noncurrent assets:
Vessels, net of accumulated depreciation of $48,069 and $36,906, respectively	385,771	355,418
Fixed assets, net of accumulated depreciation of $44 and $36, respectively	195	12
Deferred financing costs, net of accumulated amortization of $1,615 and $1,204, respectively	2,231	1,823
Total noncurrent assets	388,197	357,253

Total assets	$457,397	$364,370

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,693	$2,163
Deferred revenue	228	261
Due to Parent	102	34
Current portion of long-term debt	1,500	—
Total current liabilities	4,523	2,458

Noncurrent liabilities:
Long-term debt	122,750	101,250
Total noncurrent liabilities:	122,750	101,250

Total liabilities	127,273	103,708

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 37,579,896 and 17,300,999 shares at September 30, 2013 and December 31, 2012, respectively	376	173
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,103,471 and 5,699,088 at September 30, 2013 and December 31, 2012, respectively	61	57
Additional paid-in capital	358,483	277,249
Accumulated deficit	(28,796)	(16,817)
Total shareholders’ equity	330,124	260,662

Total liabilities and shareholders’ equity	$457,397	$364,370

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
(U.S. Dollars in thousands, Except for Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$9,102	$6,291	$21,467	$20,188

Operating expenses:
Voyage expenses	238	254	977	686
Voyage expenses to Parent	118	82	272	260
Vessel operating expenses	4,219	4,281	12,332	12,474
General, administrative, and technical management fees	1,144	1,069	3,619	3,525
Management fees to Parent	659	621	1,881	1,850
Depreciation	3,847	3,724	11,172	11,090

Total operating expenses	10,225	10,031	30,253	29,885

Operating loss	(1,123)	(3,740)	(8,786)	(9,697)

Other (expense) income:
Other expense	(12)	(15)	(8)	(22)
Interest income	5	1	8	4
Interest expense	(1,132)	(1,064)	(3,171)	(3,201)

Other expense, net	(1,139)	(1,078)	(3,171)	(3,219)

Loss before income taxes	(2,262)	(4,818)	(11,957)	(12,916)
Income tax expense	(8)	(4)	(22)	(26)

Net loss	$(2,270)	$(4,822)	$(11,979)	$(12,942)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.08)	$(0.22)	$(0.46)	$(0.58)
Net loss per share-diluted	$(0.08)	$(0.22)	$(0.46)	$(0.58)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.05	$0.03	$0.23

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012
(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(11,979)	(11,979)

Cash dividends paid ($0.03 per share)			(756)		(756)

Issuance of 20,219,217 shares of common stock	202		80,839		81,041

Issuance of 404,383 shares of Class B stock		4	(4)		—

Issuance of 59,680 shares of nonvested common stock	1		(1)		—

Nonvested stock amortization			1,156		1,156

Balance —September 30, 2013	$376	$61	$358,483	$(28,796)	$330,124

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(12,942)	(12,942)

Cash dividends paid ($0.23 per share)			(5,221)		(5,221)

Issuance of 12,500 shares of nonvested common stock	—		—		—

Nonvested stock amortization			1,377		1,377

Balance — September 30, 2012	$170	$57	$277,079	$(12,489)	$264,817

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012
(U.S. Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,979)	$(12,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,172	11,090
Amortization of deferred financing costs	411	350
Amortization of nonvested stock compensation expense	1,156	1,377
Change in assets and liabilities:
(Increase) decrease in due from charterers	(3,022)	1,058
Increase in prepaid expenses and other current assets	(424)	(708)
Increase (decrease) in accounts payable and accrued expenses	25	(157)
Increase (decrease) in due to Parent	32	(30)
(Decrease) increase in deferred revenue	(33)	149

Net cash (used in) provided by operating activities	(2,662)	187

Cash flows from investing activities:
Purchase of vessels	(41,447)	—
Purchase of fixed assets	(123)	(5)

Net cash used in investing activities	(41,570)	(5)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	1,000	—
Proceeds from the 2013 Credit Facility	22,000	—
Proceeds from issuance of common stock	81,700	—
Payment of common stock issuance costs	(379)	—
Payment of deferred financing costs	(696)	—
Cash dividends paid	(756)	(5,221)

Net cash provided by (used in) financing activities	102,869	(5,221)

Net increase (decrease) in cash and cash equivalents	58,637	(5,039)

Cash and cash equivalents at beginning of period	3,280	8,300

Cash and cash equivalents at end of period	$61,917	$3,261

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

At September 30, 2013, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010
Baltic Fox Limited	Baltic Fox	31,883	September 6, 2013	2010
Baltic Hare Limited	Baltic Hare	31,887	September 5, 2013	2009
Baltic Lion Limited	Baltic Lion	179,185	Q4 2013 (1)	2012
Baltic Tiger Limited	Baltic Tiger	179,185	Q4 2013 (1)	2011

(1) Delivery dates for vessels being delivered in the future are estimates based on guidance received from the sellers.

On May 28, 2013, the Company closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  The Company received net proceeds of $21,560 after deducting underwriters’ fees and expenses.  On September 25, 2013, the Company closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  The Company received net proceeds of $59,481 after deducting underwriters’ fees and expenses.  Pursuant to the subscription agreement between the Company and Genco, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the Company’s 2010 Equity Incentive Plan.  As a result of the equity offerings on May 28, 2013 and September 25, 2013, Genco was issued 128,383 and 276,000 shares of Class B stock, respectively, which represents 2% of the number of common shares issued.

As of September 30, 2013 and December 31, 2012, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 6,103,471 and 5,699,088 shares, respectively, of the Company’s Class B stock represented a 13.97% and 24.78% ownership interest in the Company, respectively, and 70.90% and 83.17% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.   Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).  The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2013 and 2012 was $3,844 and $3,720, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2013 and 2012 was $11,163 and $11,079, respectively.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended September 30, 2013 and 2012, the Company had United States operations which resulted in United States source income of $420 and $200, respectively.  The Company’s estimated United States income tax expense for the three months ended September 30, 2013 and 2012 was $8 and $4, respectively.  Additionally, during the nine months ended September 30, 2013 and 2012, the Company had United States operations which resulted in United States source income of $1,059 and $1,321, respectively.  The Company’s estimated United States income tax expense for the nine months ended September 30, 2013 and 2012 was $22 and $26, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2013 and December 31, 2012, the Company had an accrual of $72 and $7, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net losses of $87 and $119 during the three months ended September 30, 2013 and 2012, respectively, and $79 and $45 during the nine months ended September 30, 2013 and 2012, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $69 for the purchase of vessels and $33 for the purchase of fixed assets.  For the nine months ended September 30, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $123 for the payment of deferred financing costs and $280 for the payment of common stock issuance costs. For the nine months ended September 30, 2013, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $36 for the purchase of fixed assets.

For the nine months ended September 30, 2012, the Company did not have any non-cash investing or financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses.

During the nine months ended September 30, 2013 and 2012, cash paid for interest was $2,700 and $2,843 respectively.

During the nine months ended September 30, 2013 and 2012, cash paid for estimated income taxes was $22 and $22, respectively.

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

4 - VESSEL ACQUISITIONS

On July 2, 2013, the Company entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009 built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010 built Handysize vessel, was delivered on September 6, 2013.  The Company financed the vessel purchases with proceeds from its May 28, 2013 common stock offering and borrowings under its 2013 Credit Facility entered into on August 30, 2013.  Refer to Note 7 – Debt below for further information regarding the 2013 Credit Facility.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet.  Additionally, refer to Note 17 – Subsequent Events regarding the agreements entered into by the Company on October 31, 2013 to purchase two additional Capesize drybulk vessels.

5 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with the Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 557,429 nonvested shares outstanding at September 30, 2013 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Three Months Ended September 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,827)	$(443)

Denominator:
Weighted-average shares outstanding, basic	24,122,467	5,845,471

Basic net loss per share	$(0.08)	$(0.08)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,827)	$(443)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(501)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	58	—
Allocation of loss	$(2,270)	$(443)

Denominator:
Weighted-average shares outstanding used in basic computation	24,122,467	5,845,471
Add:
Conversion of Class B to common shares	5,845,471	—

Weighted-average shares outstanding, diluted	29,967,938	5,845,471

Diluted net loss per share	$(0.08)	$(0.08)

	For the Three Months Ended September 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,589)	$(1,233)

Denominator:
Weighted-average shares outstanding, basic	16,584,250	5,699,088

Basic net loss per share	$(0.22)	$(0.22)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,589)	$(1,233)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,518)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	285	—
Allocation of loss	$(4,822)	$(1,233)

Denominator:
Weighted-average shares outstanding used in basic computation	16,584,250	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,283,338	5,699,088

Diluted net loss per share	$(0.22)	$(0.22)

	For the Nine Months Ended September 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,300)	$(2,679)

Denominator:
Weighted-average shares outstanding, basic	20,013,385	5,764,408

Basic net loss per share	$(0.46)	$(0.46)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,300)	$(2,679)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,851)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	172	—
Allocation of loss	$(11,979)	$(2,679)

Denominator:
Weighted-average shares outstanding used in basic computation	20,013,385	5,764,408
Add:
Conversion of Class B to common shares	5,764,408	—

Weighted-average shares outstanding, diluted	25,777,793	5,764,408

Diluted net loss per share	$(0.46)	$(0.46)

	For the Nine Months Ended September 30, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,627)	$(3,315)

Denominator:
Weighted-average shares outstanding, basic	16,546,536	5,699,088

Basic net loss per share	$(0.58)	$(0.58)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,627)	$(3,315)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(4,626)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,311	—
Allocation of loss	$(12,942)	$(3,315)

Denominator:
Weighted-average shares outstanding used in basic computation	16,546,536	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,245,624	5,699,088

Diluted net loss per share	$(0.58)	$(0.58)

6 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the nine months ended September 30, 2013 and 2012, the Company incurred legal services aggregating $20 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board. At September 30, 2013 and December 31, 2012, $20 and $0, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the nine months ended September 30, 2013 and 2012, Aegean supplied lubricating oils to the Company’s vessels aggregating $323 and $458, respectively.  At September 30, 2013 and December 31, 2012, $35 and $83 remained outstanding to Aegean, respectively.

During the nine months ended September 30, 2013 and 2012, the Company incurred other expenses totaling $0 and $1, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  At September 30, 2013 and December 31, 2012, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the nine months ended September 30, 2013 and 2012, the Company incurred internal audit service fees of $23 and $30, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At September 30, 2013 and December 31, 2012, the amount due to Genco from the Company was $7 and $18, respectively, for such services and is included in due to Parent.

During the nine months ended September 30, 2013 and 2012, Genco, the Company’s parent, incurred costs of $106 and $22 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At September 30, 2013, the amount due to Genco from the Company was $44.  At December 31, 2012, the amount due to the Company from Genco was $7 and was a reduction in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the nine months ended September 30, 2013 and 2012, the Company incurred costs of $2,563 and $2,109 pursuant to the Management Agreement.  Of the total costs incurred during the nine months ended September 30, 2013, $410 was related to the 1% purchase fee and was capitalized as part of the vessel assets.  At September 30, 2013, the amount due to Genco of $51 consisted of commercial service fees and is included in due to Parent.  At December 31, 2012, the amount due to Genco of $23 consisted of commercial service fees and is included in due to Parent.

7 - DEBT

2010 Credit Facility

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  An amendment to the 2010 Credit Facility was entered into by the Company effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000.  An additional amendment to the 2010 Credit Facility was entered into by the Company effective August 29, 2013 (the “August 2013 Amendment”).  Among other things, the August 2013 Amendment implemented the following modifications to the 2010 Credit Facility:

•	The requirement that certain additional vessels acquired by the Company be mortgaged as collateral under the 2010 Credit Facility was eliminated.

•	Restrictions on the incurrence of indebtedness by the Company and its subsidiaries were amended to apply only to those subsidiaries acting as guarantors under the 2010 Credit Facility.

•	The total commitment under this facility was reduced to $110,000 and will be further reduced in three consecutive semi-annual reductions of $5,000 commencing on May 30, 2015.

•	Borrowings bear interest at an applicable margin over LIBOR of 3.00% per annum if the ratio of the maximum facility amount of the aggregate appraised value of vessels mortgaged under the facility is 55% or less, measured quarterly; otherwise, the applicable margin is 3.35% per annum.

•	Financial covenants corresponding to the liquidity and leverage under the 2013 Credit Facility (as defined below) have been incorporated into the 2010 Credit Facility.

As of September 30, 2013, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility; therefore, only $7,750 is available for working capital purposes as of September 30, 2013.

As of September 30, 2013, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $102,250 at September 30, 2013 under the 2010 Credit Facility:

Period Ending December 31,	Total

2013 (October 1, 2013 — December 31, 2013)	$—
2014	—
2015	2,250
2016	100,000

Total debt	$102,250

2013 Credit Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited wholly-owned subsidiaries of the Company, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “2013 Credit Facility”).  Amounts borrowed and repaid under the 2013 Credit Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the 2013 Credit Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum.  A commitment fee of 1.00% is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013  and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.  Amounts repaid under the 2013 Credit Facility may not be reborrowed.

Borrowings under the 2013 Credit Facility are secured by liens on the Company’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.Under a Guarantee and Indemnity entered into concurrently with the 2013 Credit Facility, the Company agreed to guarantee the obligations of its subsidiaries under the 2013 Credit Facility.

The 2013 Credit Facility also requires the Company, Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Company’s  vessels; limitations on changes to the Management Agreement with Genco; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare Limited and Baltic Fox Limited to maintain $500 in its earnings account and the Company to maintain $750 per vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of Baltic Trading’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility also requires that the Company maintains a minimum consolidated net worth of $232,796 plus fifty percent of the value of the Company’s equity offering completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.

On September 4, 2013, the Company made two drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of September 30, 2013, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.

As of September 30, 2013, the Company believes it is in compliance with all of the financial covenants under the 2013 Baltic Trading Credit Facility.

The following table sets forth the repayment of the outstanding debt of $22,000 at September 30, 2013 under the 2013 Credit Facility:

Period Ending December 31,	Total

2013 (October 1, 2013 — December 31, 2013)	$375
2014	1,500
2015	1,500
2016	1,500
2017	1,500
Thereafter	15,625

Total debt	$22,000

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility and the 2013 Credit Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Effective Interest Rate (excluding impact of unused commitment fees)	3.21%	3.24%	3.21%	3.25%
Range of Interest Rates (excluding impact of unused commitment fees)	3.18% to 3.61%	3.22% to 3.25%	3.18% to 3.61%	3.22% to 3.30%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$61,917	$61,917	$3,280	$3,280
Floating rate debt	124,250	124,250	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility and the 2013 Credit Facility is based on rates that the Company has recently obtained pursuant to the amendment to the existing 2010 Credit Facility on August 29, 2013, as well as per the debt agreement for the 2013 Credit Facility that was effective on August 30, 2013.  Refer to Note 7 – Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under the revolving credit facility.  The carrying value approximates the fair market value for these floating rate loan.  The carrying amounts of the Company’s other financial instruments at September 30, 2013 and December 31, 2012 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities during the nine months ended September 30, 2013 and 2012.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$1,643	$1,767
Prepaid items	1,054	861
Insurance receivable	66	126
Other	553	138
Total	$3,316	$2,892

10 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  Total net deferred financing costs consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

2010 Credit Facility	$3,339	$3,027
2013 Credit Facility	507	—
Total deferred financing costs	3,846	3,027
Less: accumulated amortization	1,615	1,204
Total	$2,231	$1,823

Amortization expense of deferred financing costs for the three months ended September 30, 2013 and 2012 was $180 and $117, respectively.  Amortization expense of deferred financing costs for the nine months ended September 30, 2013 and 2012 was $411 and $350, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$460	$430
Accrued vessel operating expenses	1,813	1,622
Accrued general and administrative expenses	420	111

Total	$2,693	$2,163

12 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2013	December 31, 2012
Fixed assets, at cost:
Computer equipment	$43	$43
Vessel equipment	196	5
Total cost	239	48
Less: accumulated depreciation	44	36
Total	$195	$12

Depreciation expense for fixed assets for the three months ended September 30, 2013 and 2012 was $3 and $4, respectively.  Depreciation expense for fixed assets for the nine months ended September 30, 2013 and 2012 was $8 and $12, respectively.

13 - REVENUE FROM SPOT MARKET-RELATED TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunker consumed during short-term time charters, during the three months ended September 30, 2013 and 2012 was $9,102 and $6,291, respectively, and for the nine months ended September 30, 2013 and 2012 was $21,467 and $20,188, respectively.  Future minimum time charter revenue attributable to the Baltic Wind, which is committed to a non-cancelable short-term time charter, is expected to be $351 for the remainder of 2013 and $201 during 2014.  Future minimum time charter revenue for the Company’s remaining vessels cannot be estimated as the vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated.  The spot market-related time charters and pool arrangements that the Company’s vessels are currently employed on have estimated expiration dates that range from January 2014 to September 2015.

14 - NONVESTED STOCK AWARDS

The following table presents a summary of the Company’s nonvested stock awards for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2013	664,249	$7.70
Granted	59,680	3.77
Vested	(166,500)	10.76
Forfeited	—	—

Outstanding at September 30, 2013	557,429	$6.37

The total fair value of shares that vested under the Plan during the nine months ended September 30, 2013 and 2012 was $643 and $505, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2013 and 2012, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
General, administrative and technical management fees	$341	$403	$1,156	$1,377

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2013, unrecognized future compensation cost of $964 related to nonvested stock will be recognized over a weighted-average period of 1.97 years.

15 - LEGAL PROCEEDINGS

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

16 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of September 30, 2013, the termination payment that would be due to Genco is approximately $19,816. Refer to Note 6 — Related Party Transactions for any costs incurred during the nine months ended September 30, 2013 and 2012 pursuant to the Management Agreement.

17 - SUBSEQUENT EVENTS

On October 31, 2013, the Company declared a dividend of $0.02 per share to be paid on or about November 22, 2013 to shareholders of record as of November 18, 2013.  The aggregate amount of the dividend is expected to be approximately $874, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

On October 31, 2013, the Company entered into agreements to purchase a 2012 built 179,185 dwt Capesize drybulk vessel and a 2011 built 179,185 dwt Capesize drybulk vessel from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  These vessels are to be renamed the Baltic Lion and the Baltic Tiger, respectively.  The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered to the Company by the end of the fourth quarter of 2013.  The Company plans to finance this acquisition in part through the proceeds from its common stock offering completed on September 25, 2013 and in part through commercial bank debt financing.  The Company is in negotiations to obtain a commitment for commercial bank financing from a global lending institution.

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

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 736,000 dwt and the average age of our fleet is approximately 3.9 years, as compared to the average age for the world fleet of approximately 10 years for the drybulk shipping segments in which we compete. Our fleet contains three groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase a 2010-built, 31,883 dwt Handysize drybulk vessel and a 2009-built, 31,887 dwt Handysize drybulk vessel from subsidiaries of Clipper Group for an aggregate purchase price of $41,000 renamed the Baltic Fox and the Baltic Hare, respectively.  The Baltic Fox and Baltic Hare were delivered on September 6, 2013 and September 5, 2013, respectively.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, we drew down $22,000 on our secured loan agreement with DVB Bank SE (the “2013 Credit Facility”).  Refer to Note 7 – Debt in our condensed consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase a 2012-built 179,185 dwt Capesize drybulk vessel and a 2011-built 179,185 dwt Capesize drybulk vessel from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  These vessels are to be renamed the Baltic Lion and the Baltic Tiger, respectively.   The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered  by the end of the fourth quarter of 2013.  We plan to finance this acquisition in part through the proceeds from our common stock offering completed on September 25, 2013 and in part through commercial bank debt financing.  We are in negotiations to obtain a commitment for commercial bank financing from a global lending institution.  We are seeking to raise additional cash through commercial bank debt financing in order to fulfill our payment obligations under the agreements relating to the Capesize vessel acquisitions. There can be no assurance that we will be able to obtain the proposed commercial bank financing or any other financing, or that if we do so, that we will be able to borrow all or any of the amounts committed thereunder.  We need to raise additional capital in order to fulfill these obligations.  If we breach or do not fully perform our obligations under such agreements, we may forfeit the deposits and other amounts we have paid to the sellers in connection with the Capesize vessel acquisitions, and we may be liable to the sellers for any additional damages resulting from our actions.

We seek to leverage the expertise of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters, short-term time charters or in pool agreements.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet with equity capital and our 2010 Credit Facility and 2013 Credit Facility. We aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”  We have declared dividends for the past eight quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Refer to page 23 for a table of all vessels that have been or are expected to be delivered to us.

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

On May 28, 2013, we closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  We received net proceeds of $21,560 after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, we closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $59,481 after deducting underwriters’ fees and expenses.  Pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of the equity offerings on May 28, 2013 and September 25, 2013, Genco was issued 128,383 and 276,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	184.0	184.0	—	—
Supramax	368.0	368.0	—	—
Handysize	326.1	276.0	50.1	18.2%

Total	878.1	828.0	50.1	6.1%

Available days (2)
Capesize	184.0	184.0	—	—
Supramax	368.0	368.0	—	—
Handysize	324.0	276.0	48.0	17.4%

Total	876.0	828.0	48.0	5.8%

Operating days (3)
Capesize	184.0	184.0	—	—
Supramax	365.2	361.7	3.5	1.0%
Handysize	317.8	276.0	41.8	15.1%

Total	867.0	821.7	45.3	5.5%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	99.2%	98.3%	0.9%	0.9%
Handysize	98.1%	100.0%	(1.9)%	(1.9)%

Fleet average	99.0%	99.2%	(0.2)%	(0.2)%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$18,135	$4,701	$13,434	285.8%
Supramax	7,356	6,991	365	5.2%
Handysize	8,340	9,124	(784)	(8.6)%

Fleet average	9,984	7,193	2,791	38.8%

Daily vessel operating expenses (6)
Capesize	$5,227	$5,579	$(352)	(6.3)%
Supramax	4,933	5,400	(467)	(8.6)%
Handysize	4,423	4,593	(170)	(3.7)%

Fleet average	4,805	5,171	(366)	(7.1)%

	For the Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	546.0	548.0	(2.0)	(0.4)%
Supramax	1,092.0	1,096.0	(4.0)	(0.4)%
Handysize	869.1	822.0	47.1	5.7%

Total	2,507.1	2,466.0	41.1	1.7%

Available days (2)
Capesize	546.0	548.0	(2.0)	(0.4)%
Supramax	1,074.1	1,086.7	(12.6)	(1.2)%
Handysize	867.0	822.0	45.0	5.5%

Total	2,487.1	2,456.7	30.4	1.2%

Operating days (3)
Capesize	546.0	548.0	(2.0)	(0.4)%
Supramax	1,070.9	1,070.9	—	—
Handysize	859.3	820.4	38.9	4.7%

Total	2,476.2	2,439.3	36.9	1.5%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	99.7%	98.5%	1.2%	1.2%
Handysize	99.1%	99.8%	(0.7)%	(0.7)%

Fleet average	99.6%	99.3%	0.3%	0.3%

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$10,056	$5,722	$4,334	75.7%
Supramax	7,242	8,222	(980)	(11.9)%
Handysize	8,015	8,725	(710)	(8.1)%

Fleet average	8,129	7,833	296	3.8%

Daily vessel operating expenses (6)
Capesize	$5,381	$5,225	$156	3.0%
Supramax	5,037	5,318	(281)	(5.3)%
Handysize	4,481	4,600	(119)	(2.6)%

Fleet average	4,919	5,058	(139)	(2.7)%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Voyage revenues (in thousands)	$9,102	$6,291	$21,467	$20,188
Voyage expenses (in thousands)	238	254	977	686
Voyage expenses to Parent (in thousands)	118	82	272	260
	$8,746	$5,955	$20,218	$19,242
Total available days	876.0	828.0	2,487.1	2,456.7
Total TCE rate	$9,984	$7,193	$8,129	$7,833

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

Operating Data

The following discusses our financial results for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$9,102	$6,291	$2,811	44.7%

Operating Expenses:
Voyage expenses	238	254	(16)	(6.3)%
Voyage expenses to Parent	118	82	36	43.9%
Vessel operating expenses	4,219	4,281	(62)	(1.4)%
General, administrative and technical management fees	1,144	1,069	75	7.0%
Management fees to Parent	659	621	38	6.1%
Depreciation	3,847	3,724	123	3.3%

Total operating expenses	10,225	10,031	194	1.9%

Operating loss	(1,123)	(3,740)	2,617	(70.0)%
Other expense	(1,139)	(1,078)	(61)	5.7%

Loss before income taxes	(2,262)	(4,818)	2,556	(53.1)%
Income tax expense	(8)	(4)	(4)	100.0%
Net loss	$(2,270)	$(4,822)	$2,552	(52.9)%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.08)	$(0.22)	$0.14	(63.6)%
Net loss per share - diluted	$(0.08)	$(0.22)	$0.14	(63.6)%
Dividends declared and paid per share	$0.01	$0.05	$(0.04)	(80.0)%

EBITDA (1)	$2,712	$(31)	$2,743	(8,848.4)%

	For the Nine Months Ended September 30,
	2013	2012	Change	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$21,467	$20,188	$1,279	6.3%

Operating Expenses:
Voyage expenses	977	686	291	42.4%
Voyage expenses to Parent	272	260	12	4.6%
Vessel operating expenses	12,332	12,474	(142)	(1.1)%
General, administrative and technical management fees	3,619	3,525	94	2.7%
Management fees to Parent	1,881	1,850	31	1.7%
Depreciation	11,172	11,090	82	0.7%

Total operating expenses	30,253	29,885	368	1.2%

Operating loss	(8,786)	(9,697)	911	(9.4)%
Other expense	(3,171)	(3,219)	48	(1.5)%

Loss before income taxes	(11,957)	(12,916)	959	(7.4)%
Income tax expense	(22)	(26)	4	(15.4)%
Net loss	$(11,979)	$(12,942)	$963	(7.4)%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.46)	$(0.58)	$0.12	(20.7)%
Net loss per share - diluted	$(0.46)	$(0.58)	$0.12	(20.7)%
Dividends declared and paid per share	$0.03	$0.23	$(0.20)	(87.0)%

EBITDA (1)	$2,378	$1,371	$1,007	73.5%

(1)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net income (loss) to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net income (loss), operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net loss for each of the periods presented above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(2,270)	$(4,822)	$(11,979)	$(12,942)
Net interest expense	1,127	1,063	3,163	3,197
Income tax expense	8	4	22	26
Depreciation	3,847	3,724	11,172	11,090

EBITDA (1)	$2,712	$(31)	$2,378	$1,371

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

The following table reflects the current employment of our current fleet as well as the employment of vessels expected to join our fleet as of November 6, 2013:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery (2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	July 2014	100% of BCI (4)
Baltic Lion	2012	TBD	TBD	TBD	Q4 2013
Baltic Tiger	2011	TBD	TBD	TBD	Q4 2013

Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	February 2014	95% of BSI (5)
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (6)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (7)
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Pioneer Navigation Ltd.	January 2014	$8,785 (9)
Baltic Cove	2010	Cargill International S.A.	February 2014	115% of BHSI (10)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (10)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (11)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (11)

(1)	The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course. Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	The dates for vessels being delivered in the future are estimates based on guidance received from the sellers.

(3)	We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter at a rate based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco. The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

(4)
We have reached an agreement with Cargill International S.A. on a spot market-related time charter based on 100% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The duration of the spot market-related time charter is 21.5 to 26.5 months.

(5)
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

(6)	We have reached an agreement to enter the vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel has to remain in the pool for a minimum of six months, after which we can withdraw the vessel with three months’ notice. The vessel entered the pool on August 4, 2013.

(7)
We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(8)	We have reached an agreement to enter the vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel has to remain in the pool for a minimum of six months, after which we can withdraw the vessel with three months’ notice. The vessel entered the pool on August 6, 2013.

(9)	We have reached an agreement with Pioneer Navigation Ltd. on a short term spot market-related time charter for 3.5 to 5.5 months in order to position the vessel for its upcoming drydocking. Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco. The vessel delivered to charterers on October 4, 2013.

(10)
The rate for each of these spot market-related time charters is based on 115% of the average of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(11)	We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager. The vessels will remain in the pool for a minimum period of two years.

Three months ended September 30, 2013 and 2012

VOYAGE REVENUES-

For the three months ended September 30, 2013 and 2012, voyage revenues were $9,102 and $6,291, respectively.  The increase in voyage revenues was primarily due to higher spot market rates achieved by our Capesize vessels as well as the increase in the size of our fleet during the third quarter of 2013.

The average TCE rate of our fleet was $9,984 a day for the three months ended September 30, 2013 as compared to $7,193 a day for the three months ended September 30, 2012.  The increase was primarily due to higher spot rates achieved by the Capesize vessels in our fleet during the third quarter of 2013 as compared to the third quarter of 2012.  Although we believe there still remains excess vessel supply in the market, we believe the declining pace of fleet growth has caused freight rates to be more correlated to increases in cargo demand.  We believe that during the third quarter, reduced supply growth in combination with increased shipments of iron ore volumes from Brazil and Australia as a result of higher Chinese steel production contributed to the Baltic Capesize Index reaching its highest point since 2010.

For the three months ended September 30, 2013 and 2012, we had 878.1 and 828.0 ownership days, respectively.  The increase was due to the delivery of the Baltic Fox and Baltic Hare during the three months ended September 30, 2013.  Fleet utilization decreased to 99.0% during the three months ended September 30, 2013 as compared to 99.2% during the three months ended September 30, 2012 due to additional offhire periods during the third quarter of 2013 for some of our Handysize vessels.

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

For the three months ended September 30, 2013 and 2012, voyage expenses were $238 and $254, respectively.  The decrease is primarily due to a decrease in bunker consumption during the third quarter of 2013 partially offset by an increase in broker commissions as a result of an increase in voyage revenue earned during the third quarter of 2013 as compared to the third quarter of 2012.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $36 to $118 during the three months ended September 30, 2013 as compared to $82 during the three months ended September 30, 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase was primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our Capesize vessels during the third quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $62 to $4,219 during the three months ended September 30, 2013 as compared to $4,281 during the three months ended September 30, 2012 primarily due to the timing of purchases of stores.

Daily vessel operating expenses decreased to $4,805 per vessel per day during the three months ended September 30, 2013 from $5,171 per vessel per day during the three months ended September 30, 2012 primarily due to lower crew related expenses as well as the timing of purchases of stores and spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2013 were $595 below the budgeted rate of $5,400 per vessel per day.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended September 30, 2013 and 2012, general, administrative and technical management fees were $1,144 and $1,069, respectively.  The increase was primarily due to an increase in professional fees.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees marginally increased due to the delivery of the Baltic Fox and Baltic Hare during the third quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended September 30, 2013 and 2012 marginally increased to $659 from $621 due to the delivery of the Baltic Fox and Baltic Hare during the three months ended September 30, 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense increased to $3,847 during the three months ended September 30, 2013 from $3,724 during the three months ended September 30, 2012 due to the delivery of the Baltic Fox and Baltic Hare during the third quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2013 and 2012, net interest expense was $1,127 and $1,063, respectively.  The increase in net interest expense is primarily due to an increase in the amortization of deferred financing costs during the three months ended September 30, 2013 due to the write-off of deferred financing fees associated with the amendment to the 2010 Credit Facility which was effective August 29, 2013 and reduced the total facility amount from $150,000 to $110,000.  The increase in net interest expense was also due to interest expense and the amortization of deferred financing fees related to the 2013 Credit Facility which was entered into effective August 30, 2013.  The net interest expense during both periods consisted of interest expense and unused commitment fees related to our 2010 Credit Facility, 2013 Credit Facility and the amortization of deferred financing fees associated with these facilities, as well as interest income earned on our cash balances.  Refer to Note 7 – Debt in the condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

During the three months ended September 30, 2013 and 2012, we had United States operations which resulted in United States source income of $420 and $200, respectively, which resulted in income tax expense of $8 and $4, respectively.

Nine months ended September 30, 2013 and 2012

VOYAGE REVENUES-

For the nine months ended September 30, 2013 and 2012, voyage revenues were $21,467 and $20,188, respectively.  The increase in voyage revenues was due to higher spot market rates achieved by our Capesize vessels and the increase in the size of our fleet during the nine months ended September 30, 2013.

The average TCE rate of our fleet was $8,129 a day for the nine months ended September 30, 2013 as compared to $7,833 for the nine months ended September 30, 2012.  The increase was due to higher spot rates achieved by the Capesize vessels in our fleet during the nine months ended September 30, 2013 as compared to the same period last year.

For the nine months ended September 30, 2013 and 2012, we had 2,507.1 and 2,466.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox and the Baltic Hare during the nine months ended September 30, 2013 offset by a decrease due to an additional day during the nine months ended September 30, 2012 due to the leap year.  Fleet utilization increased to 99.6% during the nine months ended September 30, 2013 as compared to 99.3% during the nine months ended September 30, 2012 due to a decrease in available days during the nine months ended September 30, 2013 for some of our Supramax vessels.

VOYAGE EXPENSES-

For the nine months ended September 30, 2013 and 2012, voyage expenses were $977 and $686, respectively.  The increase is primarily due to an increase in the cost of bunkers consumed during short-term time charters.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $12 to $272 during the nine months ended September 30, 2013 as compared to $260 during the nine months ended September 30, 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our Capesize vessels during the nine months ended September 30, 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses decreased marginally by $142 to $12,332 during the nine months ended September 30, 2013 as compared to $12,474 during the nine months ended September 30, 2012 primarily due to the timing of purchases of stores.

Daily vessel operating expenses decreased to $4,919 per vessel per day during the nine months ended September 30, 2013 from $5,058 per vessel per day during the nine months ended September 30, 2012.  The decrease in daily vessel operating expense was mainly due to lower crew related expense and the timing of purchases of stores and spare parts.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2013 were $481 below the budgeted rate of $5,400 per vessel per day.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the nine months ended September 30, 2013 and 2012, general, administrative and technical management fees marginally increased to $3,619 from $3,525, respectively.  The increase was primarily due to an increase in professional fees.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees marginally increased due to the delivery of the Baltic Fox and Baltic Hare during the third quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the nine months ended September 30, 2013 and 2012 marginally increased to $1,881 from $1,850, respectively.  The increase was due to the delivery of the Baltic Fox and Baltic Hare during the third quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION-

Depreciation expense increased to $11,172 during the nine months ended September 30, 2013 from $11,090 during the nine months ended September 30, 2012 due to the delivery of the Baltic Fox and Baltic Hare during the third quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2013 and 2012, net interest expense was $3,163 and $3,197, respectively.   The decrease in net interest expenses is primarily due to a decrease in interest expense for the 2010 Credit Facility as a result of a decrease in LIBOR rates during the nine months ended September 30, 2013 as compared to the same period last year.  This decrease was partially offset by an increase in the amortization of deferred financing costs during the three months ended September 30, 2013 due to the write-off of deferred financing fees associated with the amendment to the 2010 Credit Facility, which was effective August 29, 2013 and reduced the total facility amount from $150,000 to $110,000.  Also, there was an increase in net interest expense due to the interest expense and the amortization of deferred financing fees related to the 2013 Credit Facility which was entered into effective August 30, 2013.  Refer to Note 7 – Debt in the condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

During the nine months ended September 30, 2013 and 2012, we had United States operations which resulted in United States source income of $1,059 and $1,321, respectively, which resulted in net income tax expense of $22 and $26, respectively.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also borrowed $102,250 to date under our 2010 Credit Facility.  We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

On April 16, 2010, we entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”), which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  The amended 2010 Credit Facility matures on November 30, 2016.  Refer to the 2012 10-K for a description of this facility as well as a description of the amendment entered into effective November 30, 2010.  There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  Refer to Note 7 – Debt of our condensed consolidated financial statements for a description of this amendment.  As of September 30, 2013, to remain in compliance with a net worth covenant in the 2010 Credit Facility, we need to maintain a net worth of $273,317.

 Borrowings of up to $25,000 subject to the total remaining availability under the 2010 Credit Facility are available for working capital purposes. As noted in Note 7 – Debt of our condensed consolidated financial statements, the repayment structure under the amended 2010 Credit Facility has been modified effective August 29, 2013 which reduced the total commitment to $110,000 on August 29, 2013 and there will be three consecutive semi-annual commitment reduction of $5,000 each commencing on May 30, 2015 with a balloon payment at the end of the facility on November 30, 2016. We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs. As of September 30, 2013, total borrowings, including $2,500 for working capital purposes, under the 2010 Credit Facility were $102,250. Additionally, as of September 30, 2013, $7,750 million remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $110,000. Of the $7,750 available under the 2010 Credit Facility, all was available for working capital purposes as of September 30, 2013.  The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through use of equity and debt financing.  We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of September 30, 2013, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

On July 2, 2013, we entered into agreements to purchase a 2010 built, 31,883 dwt Handysize drybulk vessel and a 2009 built, 31,887 dwt Handysize drybulk vessel from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  These vessels, the Baltic Fox and Baltic Hare, were delivered on September 6, 2013 and September 5, 2013, respectively.  Baltic Trading funded a portion of the purchase price of the vessels using proceeds from its registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, Baltic Trading drew down $22,000 on its secured loan agreement with DVB Bank SE on September 4, 2013 as described below.

On August 30, 2013, Baltic Hare Limited (“Baltic Hare”) and Baltic Fox Limited (“Baltic Fox”), our wholly-owned subsidiaries, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “2013 Credit Facility”).  Amounts borrowed and repaid under the 2013 Credit Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the 2013 Credit Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum.  A commitment fee of 1.00% is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

Borrowings under the 2013 Credit Facility are to be secured by liens on our vessels to be purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the 2013 Credit Facility, we have agreed to guarantee the obligations of our subsidiaries under the 2013 Credit Facility.

The 2013 Credit Facility also requires us and the Baltic Hare and Baltic Fox to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of our vessels; limitations on changes to the Management Agreement; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare and Baltic Fox to maintain $500 in its earnings account and us to maintain $750 per vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of our total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility also requires that we maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of our equity offering completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.

On September 4, 2013, we made two drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively.  As of September 30, 2013, we have utilized our maximum borrowing capacity of $22,000 and there is no availability under this facility.

As of September 30, 2013, we believe we are in compliance with all of the financial covenants under the 2013 Credit Facility.

On May 28, 2013, we closed on an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  We received net proceeds of $21,560 after deducting underwriters’ fees and expenses.  On September 25, 2013, we closed on an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $59,481 after deducting underwriters’ fees and expenses.  Additionally, pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of these equity offerings, Genco was issued 128,383 and 276,000 shares, respectively, of Class B stock which represents 2% of the number of common shares issued.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

On October 31, 2013, we entered into agreements to purchase a 2012 built 179,185 dwt Capesize drybulk vessel and a 2011 built 179,185 dwt Capesize drybulk vessel from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The purchases are subject to completion of customary additional documentation and closing conditions.  The vessels are expected to be delivered  by the end of the fourth quarter of 2013.  We plan to finance this acquisition in part through the proceeds from our common stock offering completed on September 25, 2013 and in part through commercial bank debt financing.  We are in negotiations to obtain a commitment for commercial bank financing from a global lending institution.

Our dividend policy will also impact our future liquidity position. We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  We have declared dividends for the past eight quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation
Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2012 and the first, second and third quarter of 2013; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013
FISCAL YEAR ENDED DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2013 was $2.7 million as compared to net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2012. The change of approximately $2.9 million in cash from operating activities was primarily a result of an increase of receivables in the amount of $4.1 million for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 mainly due to the timing of payments from charterers and the higher rates achieved by our fleet towards the end of the quarter ended September 30, 2013. This was partially offset by a lower recorded net loss in the amount of $12.0 million for the nine months ended September 30, 2013 compared to a net loss of $12.9 million for the nine months ended September 30, 2012.

Net cash used in investing activities for the nine months ended September 30, 2013 was $41.6 million and primarily related to the purchase of two Handysize vessels.  For the nine months ended September 30, 2012, net cash used in investing activities was $5,000 for the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $102.9 million as compared to net cash used in financing activities of $5.2 million for the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily a result of $81.3 million of net proceeds from our follow-on offerings in May and September 2013, $22.0 million of proceeds from our 2013 Credit Facility as well as a $1.0 million draw down under our 2010 Credit Facility. Cash dividends paid during the first nine months of 2013 were $0.8 million compared to $5.2 million for the same period last year.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2013.  The table reflects the agreements to acquire a 2012-built and a 2011-built Capesize vessel from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  We plan to finance this acquisition in part through the proceeds from our common stock offering completed on September 25, 2013 and in part through commercial bank debt financing as discussed above under “Liquidity and Capital Resources.”  This table also incorporates sale and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility and the 2013 Credit Facility, as well as other fees associated with these facilities.  Refer to Note 7 – Debt in our condensed consolidated financial statements for further information regarding the amendment to the 2010 Credit Facility as well as the terms of the 2013 Credit Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements	$124,250	$375	$5,250	$103,000	$15,625
Interest and borrowing fees	15,412	1,066	8,479	4,538	1,329
Remainder of purchase price of vessels (2)	103,000	103,000	—	—	—
Sales and purchase fees (2)	1,030	1,030	—	—	—
Total	$243,692	$105,471	$13,729	$107,538	$16,954

(1)	Represents the three-month period ending December 31, 2013.
(2)	The timing of this obligation is based on the estimated delivery dates for the Baltic Lion and Baltic Tiger which are expected to be delivered during the fourth quarter of 2013.

Interest expense has been estimated using 0.19% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.  For the 2013 Credit Facility, interest expense has been estimated using 0.25% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of two Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the two Capesize vessels that Baltic Trading has agreed to acquire, we will own 13 drybulk vessels, consisting of four Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings.  In our continuous effort to provide superior service to customers and enhance our long-term commercial prospects, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate fuel savings of approximately 8-10% going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule for each of the vessels, is expected to be approximately $250,000 per vessel and is included in our estimated drydocking costs below.  We estimate our drydocking costs and scheduled off-hire days for our fleet through 2014 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2013 (October 1 – December 31, 2013)	$1.0	20
2014	$4.5	100

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

We did not incur any drydocking costs during the nine months ended September 30, 2013 and 2012.

We estimate that one of our vessels will be drydocked during the remainder of 2013 and five of our vessels will be drydocked during 2014.

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

Pursuant to our 2010 Credit Facility and 2013 Credit Facility, we are required to regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenant under these facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility and our 2013 Credit Facility at September 30, 2013.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2013 and December 31, 2012.

At September 30, 2013 and December 31, 2012, the vessel valuations of all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and Baltic Hare, were lower than their carrying values at September 30, 2013 and December 31, 2012, respectively.   At September 30, 2013 and December 31, 2012, the most recent compliance testing dates were June 30, 2013 and December 31, 2012, respectively, for the 2010 Credit Facility.  For the Baltic Fox and Baltic Hare, we utilized the vessel valuations on July 8, 2013 as the vessels were not acquired until September 2013 in accordance with the terms of the 2013 Credit Facility.

The amount by which the carrying value at September 30, 2013 of all the vessels in our fleet , with the exception of the Baltic Fox and Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $9.7 million to $28.8 million per vessel, and $130.1 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $11.0 million to $32.7 million per vessel, and $150.8 million on an aggregate fleet basis.  The average amount by which the carrying value of our vessels exceeded the valuation of such vessels for covenant compliance purposes was $14.5 million as of September 30, 2013 and $16.8 million as of December 31, 2012.  However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2013	December 31, 2012

2010 Credit Facility
Baltic Leopard	2009	2009	$30,954		$31,981
Baltic Panther	2009	2010	31,032		32,059
Baltic Cougar	2009	2010	31,184		32,211
Baltic Jaguar	2009	2010	31,100		32,121
Baltic Bear	2010	2010	65,065		67,103
Baltic Wolf	2010	2010	64,683		66,670
Baltic Wind	2009	2010	29,698		30,685
Baltic Cove	2010	2010	30,048		31,011
Baltic Breeze	2010	2010	30,615		31,577
TOTAL			$344,379		$355,418

2013 Credit Facility
Baltic Fox	2010	2013	21,180		—
Baltic Hare	2009	2013	20,212		—
TOTAL			$41,392	$

Consolidated Total			$385,771		$355,418

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with bridge financing for potential vessel acquisitions.  Additionally, effective August 30, 2013, we entered into the 2013 Credit Facility.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the 2013 Credit Facility.  A 1% increase in LIBOR would result in an increase of $0.8 million in interest expense for the nine months ended September 30, 2013.

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

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.*

10.2	Memorandum of Agreement dated July 2, 2013 between Clipper Bulk Shipinvest I Ltd. and Baltic Trading Limited.*

10.3	Memorandum of Agreement dated July 2, 2013 between Harmony Maritime Co. Ltd. and Baltic Trading Limited.*

10.4
Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(2)

10.5	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(2)

10.6
Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(2)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Filed with this report.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: November 7, 2013	By:	/s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

10.1	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.*

10.2	Memorandum of Agreement dated July 2, 2013 between Clipper Bulk Shipinvest I Ltd. and Baltic Trading Limited.*

10.3	Memorandum of Agreement dated July 2, 2013 between Harmony Maritime Co. Ltd. and Baltic Trading Limited.*

10.4
Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(2)

10.5	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(2)

10.6
Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(2)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Filed with this report.

(**)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(Remainder of page left intentionally blank)