Form 10-K
period 2013-12-31
Baltic Trading Ltd
filed 2014-03-03
CIK 1474042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $3.71 per share as of June 30, 2013 on the New York Stock Exchange, was approximately $84.3 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s classes of common stock, as of March 3, 2014:  common stock, $0.01 per share — 51,168,896 shares and Class B stock, $0.01 per share — 6,356,471 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, are incorporated by reference in Part III herein.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (NYSE: GNK) (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,095,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 3.9 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  After the expected delivery of four Ultramax newbuildings that we have agreed to acquire, we will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,351,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41 million.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.   We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, we drew down $22 million under our secured loan agreement with DVB Bank SE (the “$22 Million Term Loan Facility”).  Refer to Note 7 – Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, we drew down $44 million under our secured loan agreement with DVB Bank SE (the “$44 Million Term Loan Facility”).  Refer to Note 7 – Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28 million per vessel, or up to $112 million in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which we exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand and future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

We seek to leverage the expertise of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters, short-term time charters or in vessel pools trading in the spot market.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and with our revolving credit facility (the “2010 Credit Facility”), the $22 Million Term Loan Facility and the $44 Million Term Loan Facility. Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business.  We have declared dividends for the past three years even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.  Please see below under “Dividend Policy.”

Refer to page 5 for a table of all vessels that have been or are expected to be delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  In 2010, we entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

On May 28, 2013, we closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. We received net proceeds of approximately $21.6 million, after deducting underwriters’ fees and expenses. Additionally, on September 25, 2013, we closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share. We received net proceeds of approximately $59.5 million after deducting underwriters’ fees and expenses.  Also, on November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of approximately $55.1 million after deducting underwriters’ fees and expenses.  Pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan. As a result of the equity offerings on May 28, 2013, September 25, 2013 and November 18, 2013, Genco was issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Baltic Trading Limited
299 Park Avenue, 12th Floor
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ a fleet of drybulk vessels primarily in the spot market and to grow our business through accretive vessel acquisitions. As detailed below, our strategy largely relies on blending certain complementary elements of vessel employment with a capital structure that supports our operations. For example, we believe our focus on the drybulk spot market and our quarterly dividend policy is attractive to investors because it provides them exposure to the trends of the drybulk shipping industry. We have used equity and debt to finance our fleet and seek to maintain relatively low leverage. Key elements of our business strategy include:

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

•	Maintain a strong balance sheet. We have used equity and debt to finance our fleet, and we seek to maintain relatively low leverage going forward. When market conditions permit, we may use equity financing to reduce our outstanding debt. We believe our goal of keeping our leverage relatively low will help offset the volatility risk of trading our vessels in the spot market. We also believe this approach will help us capitalize on opportunities if the spot market improves as well as reduce the impact debt covenant restrictions and scheduled debt payments would have on our business if the spot market remains weak or further declines.

•	Return a substantial portion of our cash flow to shareholders through quarterly dividends. Our dividend policy is to pay quarterly dividends to our shareholders approximately equal to our net income minus cash capital expenditures for vessels, other than vessel acquisitions and related expenses plus non-cash compensation. In recent quarters, our Board of Directors determined to declare a dividend based on our cash flow, liquidity, and capital resources, even though the application of our policy would have resulted in a lesser dividend or no dividend. See “Dividend Policy” herein. We intend to finance future vessel acquisitions through equity financing as debt financing as market conditions permit. By paying dividends in this manner, our goal is to make our common stock more attractive to investors to enhance our ability to conduct equity financings. We paid dividends of $0.05, $0.24 and $0.45 per share during 2013, 2012 and 2011, respectively.

•	Strategically expand the size of our fleet. We intend to acquire modern, high-quality drybulk carriers through timely and selective acquisitions of vessels. Since our initial public offering, upon the delivery of four Ultramax vessels that we have agreed to acquire, we will have grown the number of vessels in our fleet by approximately 283% and the capacity of our fleet by approximately 139%. Going forward, we expect to fund acquisitions of additional vessels using equity and debt financing while seeking to maintain relatively low leverage. We believe that opportunities exist for acquiring vessels at favorable prices, given the relatively low prices currently prevailing in the market.

•	Continue to operate a high-quality fleet. We intend to maintain a modern, high-quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ comprehensive maintenance program. Currently, we operate a fleet of thirteen modern vessels built in shipyards with reputations for constructing high-quality vessels. We believe that owning a modern, high-quality fleet is more attractive to charterers, reduces operating costs and fuel consumption and allows our fleet to be more reliable, which improves utilization. In addition, we have recently initiated a fuel efficiency upgrade program for certain of our vessels, which consists of the installation at their next scheduled drydocking of propulsion efficiency mechanisms and trim optimization software that we believe will enhance fuel savings, reduce emissions and increase the future earnings potential of these vessels. Finally, our technical managers maintain the quality of our vessels by carrying out regular inspections, both while in port and at sea.

•	Maintain an efficient management structure with low operating cost. Under the Management Agreement, Genco coordinates and oversees the technical management of our fleet and utilizes qualified third-party independent technical managers. We believe that Genco is able to do so at a cost to us that is lower than what could be achieved by performing the function in-house. Genco’s management team actively monitors and controls vessel operating expenses incurred by the independent technical managers by overseeing their activities. We believe this can enhance the scalability of our business, allowing us to expand our fleet without substantial increases in overhead costs. We also believe we may realize cost benefits based on the combined size of Genco’s fleet and our fleet from the extensive network of sellers of vessel supplies, crewing companies, insurers, and other service providers that Genco and its management team have built over the years.

•	Capitalize on our management’s experience and reputation. We intend to continue to capitalize on the reputation of the management at Genco and our company for high standards of performance, reliability and safety, and maintain strong relationships with major international charterers and other owners, many of whom consider the reputation of a vessel owner and operator when entering into charters and asset sales.

OUR FLEET

The table below summarizes the characteristics of our vessels that have been or are expected to be delivered to us:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Lion	Capesize	179,185	2012
Baltic Tiger	Capesize	179,185	2011
Baltic Hornet	Ultramax	64,000	2014 (1)
Baltic Wasp	Ultramax	64,000	2014 (1)
Baltic Scorpion	Ultramax	64,000	2015 (1)
Baltic Mantis	Ultramax	64,000	2015 (1)
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009

(1)	Built dates for vessels delivering in the future are estimates based on guidance received from the sellers and respective shipyards.

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

OUR CHARTERS

As of March 3, 2014, all of our vessels were employed under spot market-related time charters, short-term time charters or in vessel pools.  Spot market-related time charters and short-term time charters involve the hiring of a vessel from its owner for a period time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  The charterer typically bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.  Spot market-related time charters are subject to the fluctuations in the spot market rather than being based on a fixed daily rate as time charter agreements are.

Four of our drybulk carriers are currently in vessel pools.  We believe that vessel pools provide cost-effective commercial management activities for a group of similar class vessels.  The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets.  Under the pool arrangement, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since the members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these four vessels is subject to the fluctuations of the spot market.

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

Each of our current spot market-related time charters, short-term time charters and vessel pool agreements expire within a range of dates (for example, a minimum of 11 and maximum of 13 months following delivery), with the exact end of the time charter left unspecified to account for the uncertainty of when a vessel will complete its final voyage under the time charter.  The charterer may extend the charter period by any time that the vessel is off-hire.  If a vessel remains off-hire for more than 30 consecutive days, the time charter may be cancelled at the charterer’s option.

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

The following table sets forth information about the current employment of the vessels currently in our fleet as of March 3, 2014:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	July 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A.	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	March 2014	95% of BSI (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (8)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	April 2014	95% of BSI (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2014	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Pioneer Navigation Ltd.	February 2014	$8,785 (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

(1)
The charter expiration dates presented represent the earliest dates that our charters may be terminated in the ordinary course.  Under the terms of each contract, the charterer is entitled to extend the time charters from two to four months in order to complete the vessel's final voyage plus any time the vessel has been off-hire.

(2)	The dates for the vessels being delivered in the future are estimates based on guidance received from the sellers.
(3)
We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

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

(5)
We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on November 29, 2013.

(6)
We have reached an agreement with Cargill International S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on December 29, 2013.

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

(8)
We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessels have to remain in the pool for a minimum of six months, after which Baltic Trading can withdraw a vessel with three months’ notice.

(9)
We have reached an agreement with Resource Marine PTE Ltd. on a spot market-related time charter for a minimum of 20.5 months to a maximum end date of July 11, 2014 based on 95% of the average of the daily rates of the BSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(10)
We have reached an agreement with Pioneer Navigation Ltd. on a short term spot market-related time charter for 3.5 to 5.5 months in order to position the vessel for its upcoming drydocking.  Hire is paid in arrears net of a 6.25% brokerage commission which includes the 1.25% commission payable to Genco.

(11)
We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports except for the initial 58 days in which the hire rate is based on the average of the Baltic Handysize HS5 and HS6 routes.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on February 15, 2014.

(12)
The rate for the spot market-related time charter is based on 115% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(13)
We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of financial information about geographic areas is impracticable.

CLASSIFICATION AND INSPECTION

All of our vessels have been certified as being “in class” by the American Bureau of Shipping (“ABS”), DNVGL or Lloyd’s Register of Shipping (“Lloyd’s”).  Each of these classification societies is a member of the International Association of Classification Societies.  Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry.  The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for the intermediate survey and every four to five years for special surveys.  Special surveys always require drydocking.  Vessels that are 15 years old or older are required, as part of the intermediate survey process, to be drydocked every 24 to 30 months for inspection of the underwater portions of the vessel and for necessary repairs stemming from the inspection.

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

As of March 3, 2014, we employed approximately 300 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, including Cargill International S.A. (“Cargill”), Resource Marine PTE Ltd. (part of the Macquarie group of Companies) (“Resource Marine”), and Swissmarine Services S.A. (“Swissmarine”).  For the year ended December 31, 2013, these customers individually accounted for 40.17%, 19.15% and 17.80% of voyage revenues, respectively.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,735 independent drybulk carrier owners.

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

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, IMO’s Maritime Environment Protection Committee, or MEPC, adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme, or CAS. These amendments, which are expected to become effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 ESP Code, which enhances the programs of inspections, becomes mandatory. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas, or ECAs (see below).

The MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the previous cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which will be further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs,  and effective January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. All new ships are required to utilize the Energy Efficiency Design Index (EEDI) and all ships must use a Ship Energy Efficiency Management Plan (SEEMP).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U. S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  SOLAS amendments adopted by the IMO in May 2012 entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended and the amendments are expected to go into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels.  In addition, our vessels would be required to be equipped with ballast water treatment systems that meet mandatory concentration limits, in each case not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2016. However, the U.S. Coast Guard, as well as the EPA, has mandated this requirement with the effective dates as described in the BWM Convention.  Therefore, in order for our vessels to trade in the United States, we will be required to install ballast water treatment systems.  The system specification requirements for trading in the United States have not been formalized, but we believe the ballast water treatment systems will range from $0.4 million to $0.9 million each, primarily dependent on the size of the vessel.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000, or the CLC. Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner's personal fault and under the 1992 Protocol where the spill is caused by the ship owner's personal act or omission by intentional or reckless conduct where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner's liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention. The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds. Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner or operator” “in the case of a vessel, as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•	injury to, or economic losses resulting from, the destruction of real and personal property;

•	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property or natural resources;

•	loss of subsistence use of natural resources that are injured, destroyed or lost;

•	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•	net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

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

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the U.S. Coast Guard’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA. For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

The EPA regulates the discharge of ballast and bilge water and other substances in U.S. waters under the CWA. EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit, or VGP, authorizing ballast and bilge water discharges and other discharges incidental to the operation of vessels. The VGP imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. On March 28, 2013, the EPA re-issued the VGP for another five years; this VGP took effect on December 19, 2013.  The new VGP focuses on authorizing discharges incidental to operations of commercial vessels. The VGP also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

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

The U.S. Clean Air Act of 1970, including its amendments of 1977 and 1990, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan areas and/or industrial areas.  Some SIPs may include regulations relating to emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment.  To the extent applicable to our vessels, the operation of our vessels is in compliance with the CAA.

However, compliance with future EPA and U.S. Coast Guard regulations could require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships.  Currently operating ships will be required to develop SEEMPs, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In April 2013, the European Union Parliament rejected proposed changes to the European Union Emissions Law regarding carbon trading. In June 2013 the European Commission developed a strategy to integrate maritime emissions into the overall European Union Strategy to reduce greenhouse gas emissions. If the strategy is adopted by the European Parliament and Council large vessels using European Union ports would be required to monitor, report, and verify their carbon dioxide emissions beginning in January 2018. In December 2013 the European Union environmental ministers discussed draft rules to implement monitoring and reporting of carbon dioxide emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade.  The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies (IACS).  In December 2013, the IACS adopted new harmonized Common Structural Rules, which will apply to oil tankers and bulk carriers contracted to be constructed on or after July 1, 2015. All of our vessels have been certified as being “in class” by ABS, DNVGL or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of off-hire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including off-hire days; (xii) our acquisition or disposition of vessels; (xiii) our ability to leverage Genco’s relationships and reputation in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xviii) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In the current global economy, operating businesses have been facing tight credit, weak demand for goods and services, deteriorating international liquidity conditions, and depressed markets.  Lower demand for drybulk cargoes has led to decreased demand for drybulk vessels, which combined with increased supply of drybulk vessels has created downward pressure on charter rates. General market volatility has endured as a result of uncertainty about sovereign debt and government austerity measures and speculation about the growth rate of the Chinese economy. The economies of the United States, the European Union and other parts of the world continue to experience relatively slow growth or remain in recession and exhibit weak economic trends.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•	Our earnings and cash flows could remain at depressed levels or decline, which may cause us to breach one or more of the covenants in the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, thereby potentially accelerating the repayment of outstanding facility borrowings.

•	Although the market values of our vessels have increased over the past year, the market values continue to remain lower than our current carrying values for the majority of our fleet which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A further decline in the market value of our vessels could prevent us from borrowing under the 2010 Credit Facility or trigger a default under the covenants of the 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility. Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results, cause us to breach one or more covenants in the 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility, or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility” below for further details.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at levels below its highs during 2008 and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2013 and recorded an average level of 1,206, compared to a ten-year average level of 3,304.  The BDI was at a low of 698 in January  2013 and reached a high of 2,337 in December 2013.  As the BDI remains volatile, recording a level of 1,258 as of February 28, 2014, there can be no assurance the drybulk charter market will increase further, and the market could decline.

The year to date in 2014 has exhibited seasonal issues like those of the corresponding period in 2012 and 2013, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; and short-term weather-related issues, temporarily reducing iron ore output.  In addition to these factors, there have been a number of adverse consequences for drybulk shipping, including, among other things:

•	an ongoing limited availability of financing for vessels;

•	a relatively less active second-hand market for the sale of vessels;

•	extremely low charter rates, particularly for vessels employed in the spot market;

•	widespread loan covenant defaults in the drybulk shipping industry; and

•	declaration of bankruptcy by some operators and shipowners as well as charterers.

We charter all of our vessels principally in vessel pools or on spot market-related time charters and, as a result, we are exposed to the cyclicality and volatility of the spot charter market.

Because we charter all of our vessels principally in vessel pools or on spot market-related time charters, or we may acquire vessels that are subject to existing charters, we are exposed to the cyclicality and volatility of the spot charter market, and we do not have long-term, fixed-rate time charters to ameliorate the adverse effects of downturns in the spot market. Capesize vessels, which we operate as part of our fleet, have been particularly susceptible to volatility in spot charter rates.  We cannot assure you that we will be able to successfully charter our vessels in the future at rates sufficient to allow us to meet our obligations or to pay dividends to our shareholders.

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2013.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more covenants in the 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility, or any credit facility we may enter into, or limit the total amount we may borrow under such a credit facility.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results. Also, certain covenants in the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility depend on the market value of our fleet, and covenants of any other credit facility we may enter into may also depend on such market value.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details on the covenants in these credit facilities. If the market value of our fleet declines, we could breach certain provisions of these facilities, which could accelerate the repayment of outstanding borrowings under such facility or may limit the total amount that we may borrow under such facility.  In such an event, we may not be able to refinance our debt or obtain additional financing under any credit facility. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

A significant number of the port calls our vessels make involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.7% in 2013 as compared to a 7.8% growth rate in 2012.  We cannot assure you that the Chinese economy will not experience a significant contraction in the future. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The hull and machinery of every commercial vessel must be certified as being “in class” by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. Our vessels are currently enrolled with the ABS, DNVGL, or Lloyd’s, each of which is a member of the International Association of Classification Societies. Further, to trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be placed on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every five years during the special survey.  For vessels that are less than 15 years old, intermediate drydocking can be performed in the form of in-water examination  of its underwater parts every two to three years.

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

Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense. While all of our vessels are currently on spot-related time charters, short-term time charters and in vessel pools, they may be placed on spot charters in the future. If our vessels are placed on spot charters, an increase in the price of fuel beyond our expectations could adversely affect our profitability, cash flows and ability to pay dividends. The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

Our vessel operating history commenced in April 2010 with the delivery of the first vessel we agreed to purchase prior to our IPO, and we have taken delivery of 12 additional vessels since that time. Given the limited period of time in which we have been operating our fleet, there can be no assurance that our business strategy and operations will be successful.

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

Moreover, to the extent we have future opportunities to expand our fleet, our strategy is to do so primarily through equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and debt financing, while seeking to maintain relatively low leverage.  During the year ended December 31, 2013, we completed three common stock offerings of a total of 32,869,217 common shares to assist in financing the four vessel purchases during the year.  We have entered into the 2010 Credit Facility which provided bridge financing for vessel acquisitions and during the year ended December 31, 2013, entered into the $22 Million Term Loan Facility and $44 Million Term Loan Facility to finance the purchase of the acquisition of four vessels.  If we are unable to complete equity issuances at prices that we deem acceptable, or our internally generated cash flow or credit facility are insufficient to finance future vessel acquisitions, we may need to revise our growth plan or consider alternative forms of financing.

We depend on Genco to assist us in operating our business and competing in our markets, and our business will be harmed if Genco fails to assist us effectively.

We are party to a Management Agreement with Genco as our Manager, pursuant to which Genco provides to us commercial, technical, administrative and strategic services, including vessel maintenance, crewing, purchasing, shipyard supervision, insurance and financial services. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance of these services by Genco. Our business will be harmed if Genco fails to perform these services satisfactorily, if it stops providing these services to us for any reason or if it terminates the Management Agreement, as it is entitled to do under certain circumstances.  Like us, Genco does business in the drybulk shipping market, which has experienced a significant downturn in recent years. In its periodic reports on Form 10-K and Form 10-Q filed with the SEC during 2013, Genco stated that it is probable that it would be unable to make required payments under its credit facilities commencing March 31, 2014 unless it obtains modifications to or waivers of the terms of these facilities.  Genco also stated in such reports that it is probable that it would be unable to maintain compliance with certain covenants under its credit facilities at measurement dates during the twelve months ending March 31, 2014.  In a Current Report on Form 8-K filed on February 19, 2014, Genco stated that it had not made a scheduled interest payment on its 5.00% Convertible Senior Notes due August 15, 2015, which is subject to a 30-day grace period, and that it is in discussions with representatives of its secured lenders and certain holders of the such convertible notes concerning a potential restructuring of its indebtedness, which could entail commencing a voluntary proceeding to reorganize under Chapter 11 of the Bankruptcy Code.

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

In determining the amount of Cash Available for Distribution, our Board of Directors will consider contingent liabilities, the terms of our existing credit facilities as well as any credit facilities we may enter into, our other cash needs and the requirements of Marshall Islands law. We believe that we will generally finance any maintenance and expansion capital expenditures from cash balances or external financing sources (which we intend as part of our strategy to be equity issuances and borrowings under a credit facility, but could include debt issuances). To the extent we do not have sufficient cash reserves or are unable to obtain financing for these purposes, our dividend policy may significantly impair our ability to meet our financial needs or to grow.

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

We generally will be required to make installment payments on any newbuildings prior to their delivery. We typically would pay 10% to 25% of the purchase price of a vessel upon signing the purchase contract, even though delivery of the completed vessel will not occur until much later (approximately three to four years from the order). If we finance all or a portion of these acquisition costs through entering into new credit facilities, we will increase the aggregate amount of interest we must pay prior to generating cash from the operation of the newbuilding. Any interest expense we incur in connection with financing our vessel acquisitions, including capitalized interest expense, will decrease the amount of our dividends. If we finance these acquisition costs by issuing shares of common stock, we will dilute our quarterly per-share dividends prior to generating cash from the operation of the newbuilding.

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

Our executive officers and the officers of our Manager are involved in other Genco business activities, which may result in their spending less time than is appropriate or necessary to manage our business successfully. Based solely on the anticipated relative sizes of our fleet and Genco’s fleet over the next twelve months, we estimate that John C. Wobensmith, our President and Chief Financial Officer, and other officers of Genco will spend approximately 15-20% of their monthly business time on our business activities and approximately 80-85% of such time on Genco’s. However, the actual allocation of time could vary significantly from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses. This could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Our Manager may elect to terminate the Management Agreement upon the sale of all or substantially all of our assets to a third party, our liquidation or after any change of control of our company occurs. If our Manager so elects to terminate the

Management Agreement, then our Manager may be paid a termination fee. This termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of December 31, 2013, the termination payment that would be due to Genco is approximately $19.8 million. In addition, our rights to terminate the Management Agreement are limited. Even if we are not satisfied with the Manager’s efforts in managing our business, unless our Manager materially breaches the agreement or there is a change in Control of our Manager, we may terminate the Management Agreement only:

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

Under the Management Agreement, we must pay for vessel operating expenses (including crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses), and in addition for spot or voyage charters, voyage expenses (including bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and conversions).  Our vessel operating expenses also include the costs of crewing and insurance.  In addition, to the extent we employ our vessels on voyage charters, we will also have to bear the cost of bunkers. The price of bunker fuel may increase in the future. Further, if our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial.  Increases in any of these costs would decrease our earnings, cash flows and the amount of Cash Available for Distribution to our shareholders.

The 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and any other financing agreements we enter into may contain operating and financial restrictions that restrict our business and financing activities.

The operating and financial restrictions and covenants contained in the 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to pursue and expand our business activities. For example, these financing arrangements may restrict our ability to:

•	pay dividends;

•	incur or guarantee indebtedness;

•	change ownership or structure, including mergers, consolidations, liquidations and dissolutions;

•	incur liens on our assets;

•	sell, transfer, assign or convey assets;

•	make certain investments; and

•	enter into a new line of business.

Our credit facilities require us to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance, restrictions on changes in our Manager, limitations on changes to the Management Agreement between Genco and us, limitations on changes in control, limitations on liens, limitations on additional indebtedness, restrictions on paying dividends, restrictions on transactions with affiliates and other customary covenants.

As of March 3, 2014, Genco owns 6,356,471 shares of our Class B Stock, representing an 11.05% ownership interest in us and 65.08% of the aggregate voting power of our outstanding shares of stock.  If Genco's ownership interest in us were to decrease to less than 10%, the outstanding Class B Stock would automatically convert into common stock, and the voting power held by Genco would decrease to less than 30%. Unless our credit facilities are amended or modified, such a conversion and reduction in Genco's voting power would result in a change of control as defined under our credit facilities, which in turn would constitute an event of default. Accordingly, unless our credit facilities are amended or modified, our ability to issue equity may be limited. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.   In addition, it would likewise constitute a change of control and an event of default under our credit facilities if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of our outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco.

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

Restrictions in our existing credit facilities and any other potential future debt agreements may prevent us from paying dividends.

The payment of principal and interest on any debt we have or may incur will reduce the amount of cash for dividends to our shareholders. In addition, our credit facilities include restrictions on paying dividends in certain circumstances and we expect that any additional future financing agreements will prohibit the payment of dividends upon the occurrence of the following events, among others:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure to notify the lenders of any material oil spill or discharge of hazardous material, or of any action or claim related thereto;

•	breach or lapse of any insurance with respect to the vessels;

•	breach of certain financial covenants;

•	failure to observe any other agreement, security instrument, obligation or covenant beyond specified cure periods in certain cases;

•	default under other indebtedness;

•	bankruptcy or insolvency events;

•	failure of any representation or warranty to be materially correct; and

•	a change of control, as defined in the applicable agreement.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. The average age of the vessels in our current fleet is approximately 3.7 years as of December 31, 2013.  Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We derive all of our revenues from a small number of charterers.  For the year ended December 31, 2013, 100% of our revenues were derived from eleven charterers.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We maintain all of our cash with one financial institution, which subjects us to credit risk.

Currently, we maintain all of our cash with one financial institution and we expect to do so for the foreseeable future. This financial institution is located in the Cayman Islands, although in the future we may select other financial institutions located in other countries. None of our balances are covered by insurance in the event of default by this financial institution. The occurrence of such a default could therefore have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The actual or perceived credit quality of our business, our Manager, and market conditions affecting the spot charter market and the credit markets may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital. We intend to obtain commercial bank debt to finance a portion of the purchase price of four 64,000 dwt Ultramax newbuilding drybulk vessels we have agreed to acquire from Yangfan Group Co., Ltd. and may use debt financing for a portion of any future acquisitions we may enter into. Our inability to obtain additional financing at all, or at a higher than anticipated cost, may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

We do not currently qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which we refer to as Section 883. As a result, we are subject to U.S. federal income tax on our shipping income that is derived from U.S. sources as described below. To the extent we are subject to such tax, our net income and cash flows will be reduced by the amount of such tax.

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

As of the date of this report, our common stock represents more than 50% of the value of all classes of our stock, but less than 50% of the combined voting power of all classes of our stock. Unless the holders of the Class B stock irrevocably elect to limit their aggregate voting power to 49%, our Class B stock will represent more than 50% of the combined voting power of all classes of our voting stock and will not be treated as primarily and regularly traded on an established securities market in the United States. Therefore, we do not currently qualify for exemption under Section 883. As a result, 50% of our gross shipping income attributable to transportation beginning or ending in the United States, if any, will be subject to a 4% tax without allowance for deductions. While we do not currently anticipate that a significant portion of our shipping income will be U.S. source shipping income, there can be no assurance that this will be the case.  During the years ended December 31, 2013, 2012 and 2011, we had U.S. operations which resulted in U.S. source shipping income of approximately $1.7 million, $1.4 million and $3.1 million, respectively.

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

Under our amended and restated articles of incorporation, our Class B stock has 15 votes per share, and our common stock has one vote per share resulting in Genco controlling in excess of 50% of the combined voting power of these two classes of stock. However, if holders of a majority of the Class B stock make an irrevocable election to do so, the aggregate voting power of the Class B stock will be limited to a maximum of 49% of the voting power of our outstanding common stock and Class B stock, voting together as a single class. As of December 31, 2013 and 2012, Genco owns shares of our Class B stock representing 65.08% and 83.17%, respectively, of the voting power of our outstanding capital stock through its wholly-owned subsidiary, Genco Investments LLC. In addition, pursuant to the subscription agreement between us and Genco Investments LLC, for so long as Genco Investments LLC or its affiliates holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco Investments LLC is entitled to receive an additional number of shares of Class B stock equal to 2% of the number of shares of common stock issued after our IPO was consummated in March 2010, excluding any shares of common stock issuable upon the exercise of the underwriters’ over-allotment option in our IPO or issued as an award or issuable upon exercise of an award under our 2010 Equity Incentive Plan. These additional shares would be issued for no additional consideration unless insufficient surplus exists to cover the par value of such additional shares, in which case Genco Investments LLC will pay us the par value of such shares.  During the year ended December 31, 2013, Genco was issued 128,383, 276,000 and 253,000 as result of the equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represent 2% of the number of common stock issued as part of these offerings. In addition, our directors or officers who are affiliated with Genco or other individuals providing services under the Management Agreement who are affiliated with Genco may receive equity awards under our 2010 Equity Incentive Plan.

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

In addition, Genco has pledged its Class B stock as security for its borrowings under its $1.4 billion credit facility entered into as of July 20, 2007, as amended.  If Genco is in default under this facility and the lenders foreclose on the Class B shares under the terms of the facility, a change in control of Baltic Trading could result, which would constitute an event of default under our three existing credit facilities.  Upon the occurrence of an event of default, our lenders could accelerate the outstanding indebtedness under our existing credit facilities, which are secured by the vessels in our fleet.  In its quarterly report on Form 10-Q for the three and nine months ended September 30, 2013, Genco stated that it believes it is probable that it will not be able to make amortization payments or be in compliance with certain covenants under its credit facilities during the three months ended March 31, 2014.  For further information concerning Genco, please refer to its reports filed with the SEC.

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

As a key component of our business strategy, we may issue additional shares of common stock or other securities to finance our growth. These issuances, which would generally not be subject to shareholder approval, could dilute your ownership interests and depress the market price of the common stock.

We may finance potential future expansions of our fleet primarily through equity financing and internally generated cash flow. Therefore, subject to the rules of the New York Stock Exchange, we plan to issue additional shares of common stock, and other equity securities of equal or senior rank, without shareholder approval, in a number of circumstances from time to time.

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

We may require additional capital to expand our business and increase revenue, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under our existing credit facilities. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock, or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements

We have agreed to restrict our ability to issue preferred stock or take other actions that may result in a default under one of Genco’s credit facilities, which may limit how we conduct our business.

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

Election and Removal of Directors.

Our amended and restated articles of incorporation prohibit cumulative voting in the election of directors. Our amended and restated by-laws require parties other than the Board of Directors to give advance written notice of nominations for the election of directors. Our amended and restated articles of incorporation also provide that our directors may be removed only for cause and only upon the affirmative vote of 662/3% of the outstanding shares of our capital stock entitled to vote for those directors or by a majority of the members of the board of directors then in office. These provisions may discourage, delay or prevent the removal of incumbent officers and directors.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BALT.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2013
1st Quarter	$4.38	$2.97
2nd Quarter	$4.10	$3.10
3rd Quarter	$5.71	$3.49
4th Quarter	$6.86	$4.36

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012
1st Quarter	$4.97	$3.79
2nd Quarter	$4.77	$3.11
3rd Quarter	$3.73	$2.98
4th Quarter	$3.55	$2.70

As of March 3, 2014, there were approximately 11 holders of record of our common stock.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation
Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2013 and 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend during each of these quarters.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2013 regarding the number of shares of our common stock that may be issued under the 2010 Equity Incentive Plan, which is our sole equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	321
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	321

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$35,973	$27,304	$43,492	$32,559	$—

Operating Expenses:
Voyage expenses	1,151	1,142	61	167	—
Voyage expenses to Parent	461	346	560	422	—
Vessel operating expenses	17,590	16,730	16,004	8,198	—
General, administrative and technical management fees	5,445	4,768	5,585	5,044	16
Management fees to Parent	2,671	2,471	2,464	1,229	—
Depreciation	15,564	14,814	14,769	7,359	—
Other operating income	—	—	—	(206)	—

Total operating expenses	42,882	40,271	39,443	22,213	16

Operating (loss) income	(6,909)	(12,967)	4,049	10,346	(16)
Other expense	(4,449)	(4,275)	(4,445)	(1,946)	—
(Loss) income before income taxes	(11,358)	(17,242)	(396)	8,400	(16)
Income tax expense	(34)	(28)	(34)	(78)	—
Net (loss) income	$(11,392)	$(17,270)	$(430)	$8,322	(16)
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.36)	$(0.78)	$(0.02)	$0.46	$—
Net (loss) income per share - diluted	$(0.36)	$(0.78)	$(0.02)	$0.46	$—
Net loss per share of Capital Stock — basic and diluted	$—	$—	$—	$—	$(158.20)
Dividends declared and paid per share of common and Class B stock	$0.05	$0.24	$0.45	$0.32	$—

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$58,193	$3,280	$8,300	$5,797	$—
Total assets	557,367	364,370	384,955	396,154	834
Total debt	167,875	101,250	101,250	101,250	—
Total shareholders’ equity	385,103	260,662	281,603	289,436	(16)

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$2,603	$433	$15,379	$18,999	$—
Net cash used in investing activities	(147,212)	(5)	(2,570)	(389,801)	—
Net cash provided by (used in) financing activities	199,522	(5,448)	(10,306)	376,599	—

EBITDA (2)	$8,638	$1,819	$18,786	$17,678	$(16)

(1)	Represents the period from our date of inception, October 6, 2009, through December 31, 2009. Total cash and cash equivalents at December 31, 2009 was one-thousand U.S. dollars; however, due to rounding, the amount in “Balance Sheet Data” section appears as zero.

(2)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing. EBITDA presents investors with a measure in addition to net (loss) income to evaluate our performance prior to these costs. EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net (loss) income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP. EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows. The definition of EBITDA used here may not be comparable to that used by other companies. The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Net (loss) income	$(11,392)	$(17,270)	$(430)	$8,322	$(16)
Net interest expense	4,432	4,247	4,413	1,919	—
Income tax expense	34	28	34	78	—
Depreciation	15,564	14,814	14,769	7,359	—
EBITDA (2)	$8,638	$1,819	$18,786	$17,678	$(16)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco, an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,095,000 dwt and the average age of our fleet is currently 3.9 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete. After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 1,350,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.   We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, we drew down $22,000 on our $22 Million Term Loan Facility.  Refer to Note 7 – Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, we drew down $44,000 on our $44 Million Term Loan Facility.  Refer to Note 7 – Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and had an option, which was exercisable until January 10, 2013, to purchase up to two additional vessels.  On January 8, 2014, we exercised our option to purchase the two additional 64,000 dwt Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $28,000 per vessel.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third quarter and fourth quarter of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.   We currently operate all of our vessels are on spot market-related time charters, short-term time charters or in vessel pools.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility.  We aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”  We have paid dividends for the past eight quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Refer to page 5 for a table of all vessels that have been or are expected to be delivered to us.

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

On May 28, 2013, we closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share. We received net proceeds of $21.6 million after deducting underwriters’ fees and expenses.  Additionally, on September 25, 2013, we closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $59.5 million after deducting underwriters’ fees and expenses.  On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $55.1 million after deducting underwriters’ fees and expenses.  Pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of the equity offerings on May 28, 2013, September 25, 2013 and November 18, 2013, Genco was issued 128,383, 276,000 and 253,000 shares, respectively, of Class B stock, which represents 2% of the number of common shares issued.

Year ended December 31, 2013  compared to the year ended December 31, 2012

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change

Fleet Data:
Ownership days (1)
Capesize	770.6	732.0	38.6	5.3%
Supramax	1,460.0	1,464.0	(4.0)	(0.3)%
Handysize	1,329.1	1,098.0	231.1	21.0%

Total	3,559.7	3,294.0	265.7	8.1%

Available days (2)
Capesize	765.0	732.0	33.0	4.5%
Supramax	1,442.1	1,453.3	(11.2)	(0.8)%
Handysize	1,327.0	1,098.0	229.0	20.9%

Total	3,534.1	3,283.3	250.8	7.6%

Operating days (3)
Capesize	765.0	729.9	35.1	4.8%
Supramax	1,423.3	1,434.0	(10.7)	(0.7)%
Handysize	1,317.6	1,096.4	221.2	20.2%

Total	3,505.9	3,260.3	245.6	7.5%

Fleet utilization (4)
Capesize	100.0%	99.7%	0.3%	0.3%
Supramax	98.7%	98.7%	—	—
Handysize	99.3%	99.9%	(0.6)%	(0.6)%

Fleet average	99.2%	99.3%	(0.1)%	(0.1)%

	For the Years Ended December 31,		Increase
(U.S. dollars)	2013	2012	(Decrease)	% Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,123	$7,276	$7,847	107.8%
Supramax	8,031	7,836	195	2.5%
Handysize	8,448	8,290	158	1.9%

Fleet average	9,723	7,863	1,860	23.7%

Daily vessel operating expenses (6)
Capesize	$5,591	$5,302	$289	5.5%
Supramax	5,053	5,280	(227)	(4.3)%
Handysize	4,442	4,663	(221)	(4.7)%

Fleet average	4,941	5,079	(138)	(2.7)%

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

	For the Years Ended December 31,
	2013	2012

Voyage revenues (in thousands)	$35,973	$27,304
Voyage expenses (in thousands)	1,151	1,142
Voyage expenses to Parent (in thousands)	461	346
	34,361	25,816
Total available days	3,534.1	3,283.3
Total TCE rate	$9,723	$7,863

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

Operating Data

The following compares our operating (loss) income and net loss for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,		Increase
	2013	2012	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$35,973	$27,304	$8,669	31.7%

Operating Expenses:
Voyage expenses	1,151	1,142	9	0.8%
Voyage expenses to Parent	461	346	115	33.2%
Vessel operating expenses	17,590	16,730	860	5.1%
General, administrative and technical management fees	5,445	4,768	677	14.2%
Management fees to Parent	2,671	2,471	200	8.1%
Depreciation and amortization	15,564	14,814	750	5.1%

Total operating expenses	42,882	40,271	2,611	6.5%

Operating loss	(6,909)	(12,967)	6,058	(46.7)%
Other expense	(4,449)	(4,275)	(174)	4.1%
Loss before income taxes	(11,358)	(17,242)	5,884	(34.1)%
Income tax expense	(34)	(28)	(6)	21.4%
Net loss	$(11,392)	$(17,270)	5,878	(34.0)%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.36)	$(0.78)	$0.42	(53.8)%
Net loss per share - diluted	$(0.36)	$(0.78)	$0.42	(53.8)%
Dividends declared and paid per share	$0.05	$0.24	$(0.19)	(79.2)%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$58,193	$3,280	54,913	1,674.2%
Total assets	557,367	364,370	192,997	53.0%
Total debt	167,875	101,250	66,625	65.8%
Total shareholders’ equity	385,103	260,662	124,441	47.7%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$2,603	$433	$2,170	501.2%
Net cash used in investing activities	(147,212)	(5)	(147,207)	2,944,140.0%
Net cash provided by (used in) financing activities	199,522	(5,448)	204,970	(3,762.3)%

EBITDA (1)	$8,638	$1,819	$6,819	374.9%

(1)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation. Refer to page 42 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at December 31, 2013 and 2012.

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

Years ended December 31, 2013 and 2012

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

For the years ended December 31, 2013 and 2012, voyage revenues were $35,973 and $27,304, respectively.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels as well as the increase in the size of our fleet during the year ended December 31, 2013.

The average TCE rate of our fleet was $9,723 a day for the year ended December 31, 2013 as compared to $7,863 for the year ended December 31, 2012.  The increase was due to higher spot market rates achieved by the Capesize vessels in our fleet during 2013 as compared to 2012.

During 2013, the Baltic Dry Index, or BDI (a drybulk index) recorded a low of 698 on January 1, 2013 and rebounded to yearly high of 2,337 on December 12, 2013.  At December 24, 2013, the index was 2,277.  In 2014, the index started off at 2,113 on January 2, 2014 and has since decreased to 1,258 on February 28, 2014.

The BDI displayed considerable weakness in the beginning of 2012 due to reduced iron ore cargoes recorded through the celebration of the Chinese New Year, as well as a high level of newbuilding vessel deliveries for the first two months of the year.  A combination of factors, including excess vessel supply, weather disruptions in Brazil and Australia and strikes in Columbian coal mines resulted in the BDI remaining at relatively low levels through the first half of the year.  As fleet growth moderated and Chinese steel production increased, the BDI traded up through the second half of 2013 and recorded its peak value of 2,337 on December 12, 2013. The year to date in 2014 has exhibited seasonal issues like those of the corresponding period in 2013, with seasonal factors contributing to the most recent downturn in rates, including: order timing issues for iron ore cargoes related to the celebration of the Chinese New Year; increased deliveries of newbuilding vessels for the month of January as compared to the previous three months; a ban of coal shipments out of Drummond’s Columbian coal mines and short-term weather-related issues in Brazil and Australia, temporarily reducing iron ore output.  Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the recent downturn in rates will adversely impact our first quarter 2014 revenues and results of operations.

During 2013 and 2012, we had 3,559.7 and 3,294.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013 partially offset by a decrease in ownership days to an additional day during 2012 due to the leap year.  Fleet utilization remained stable at 99.2% and 99.3% during 2013 and 2012, respectively.

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

For 2013 and 2012, voyage expenses remained stable at $1,151 and $1,142, respectively.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $115 during 2013 as compared to 2012. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our Capesize vessels during 2013 as compared to 2012.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $860 to $17,590 during 2013 as compared to $16,730 in 2012 primarily due to a larger fleet as a result of the delivery of four vessels during 2013 partially offset by a decrease in the purchase of stores and lower insurance and repair and maintenance related expenses.

Daily vessel operating expenses decreased to $4,941 per vessel per day during the year ended December 31, 2013 from $5,079 per vessel per day during the year ended December 31, 2012.  The decrease in daily vessel operating expenses is primarily due to lower insurance and repair and maintenance related expenses, as well as the timing of purchase of stores and spare parts.   We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2013 were $459 below the budgeted rate for the year ended December 31, 2013 of $5,400 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have average daily vessel operating expenses during 2014 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,000
Ultramax	5,100
Supramax	5,500
Handysize	4,900

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,400 during 2014.  The average daily vessel operating expense budget for 2014 of $5,400 is the same as the prior year 2013 budget of $5,400.

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

For 2013 and 2012, general, administrative and technical management fees were $5,445 and $4,768, respectively.  The increase in general, administrative and technical management fees was primarily a result of higher legal expenses and compensation.  Technical management fees marginally increased due to the delivery of four vessels during the third and fourth quarters of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent increased to $2,671 from $2,471 during 2013 as compared to 2012, respectively.  This amount represents the technical service fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase was due to the delivery of four vessels during the third and fourth quarters of 2013.

DEPRECIATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel.  Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Furthermore, we estimate the residual values of our vessels to be based upon the estimated scrap value of the vessels of $245/lwt.

Depreciation expense increased to $15,564 during 2013 from $14,814 during 2012 due to the delivery of four vessels during the third and fourth quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For 2013 and 2012, net interest expense was $4,432 and $4,247, respectively.  The increase in net interest expense is primarily due to the interest expense, commitment fees, and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  These increases were partially offset by a decrease in the unused commitment fees for the 2010 Credit Facility as the total facility amount was reduced to $110,000 from $150,000 beginning August 29, 2013 pursuant to an amendment.  Refer to Note 7 — Debt in our consolidated financial statements for further information.

INCOME TAX EXPENSE-

For 2013 and 2012, income tax expense was $34 and $28, respectively.  During the year ended December 31, 2013, we had United States operations which resulted in United States source income of $1,664, which resulted in income tax expense of $34.  During the year ended December 31, 2012, we had United States operations which resulted in United States source income of $1,379, which resulted in income tax expense of $28.

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

Operating Data

The following compares our operating (loss) income and net loss for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,		Increase
	2012	2011	(Decrease)	% Change
Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$27,304	$43,492	$(16,188)	(37.2)%

Operating Expenses:
Voyage expenses	1,142	61	1,081	1,772.1%
Voyage expenses to Parent	346	560	(214)	(38.2)%
Vessel operating expenses	16,730	16,004	726	4.5%
General, administrative and technical management fees	4,768	5,585	(817)	(14.6)%
Management fees to Parent	2,471	2,464	7	0.3%
Depreciation and amortization	14,814	14,769	45	0.3%

Total operating expenses	40,271	39,443	828	2.1%

Operating (loss) income	(12,967)	4,049	(17,016)	(420.3)%
Other expense	(4,275)	(4,445)	170	(3.8)%
Loss before income taxes	(17,242)	(396)	(16,846)	4,254.0%
Income tax expense	(28)	(34)	6	(17.6)%
Net loss	$(17,270)	$(430)	(16,840)	3,916.3%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.78)	$(0.02)	$(0.76)	3,800.0%
Net loss per share - diluted	$(0.78)	$(0.02)	$(0.76)	3,800.0%
Dividends declared and paid per share	$0.24	$0.45	$(0.21)	(46.7)%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$3,280	$8,300	(5,020)	(60.5)%
Total assets	364,370	384,955	(20,585)	(5.3)%
Total debt	101,250	101,250	—	—
Total shareholders’ equity	260,662	281,603	(20,941)	(7.4)%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$433	$15,379	$(14,946)	(97.2)%
Net cash used in investing activities	(5)	(2,570)	2,565	(99.8)%
Net cash used in financing activities	(5,448)	(10,306)	4,858	(47.1)%

EBITDA (1)	$1,819	$18,786	$(16,967)	(90.3)%

(1)	EBITDA represents net (loss) income plus net interest expense, taxes and depreciation. Refer to pages 41-42 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Years ended December 31, 2012 and 2011

VOYAGE REVENUES-

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We have also made borrowings to date under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility.  We anticipate that internally generated cash flow, together with borrowings that we may make under our 2010 Credit Facility for working capital purposes and anticipated debt financing to be obtained to fund the vessels to be purchased from Yangfan Group Co., Ltd., will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

On April 16, 2010, we entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”), which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  The amended 2010 Credit Facility matures on November 30, 2016.  There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  Refer to Note 7 – Debt in our consolidated financial statements for descriptions of these amendments.  As of December 31, 2013, to remain in compliance with a net worth covenant in the 2010 Credit Facility, we need to maintain a net worth of $300,878.

Borrowings of up to $25,000, subject to the total remaining availability under the 2010 Credit Facility, are available for working capital purposes.  As noted in Note 7 – Debt of our consolidated financial statements, the repayment structures under the amended 2010 Credit Facility has been modified effective August 29, 2013 which reduced the total commitment to $110,000 on August 29, 2013 and there will be three consecutive semi-annual commitment reductions of $5,000 each commencing on May 30, 2015 with a balloon payment at the end of the facility due on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of December 31, 2013, total borrowings, including $2,500 for working capital purposes, under the 2010 Credit Facility were $102,250.  Additionally, as of December 31, 2013, $7,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $110,000. Of the $7,750 available under the 2010 Credit Facility, all was available for working capital purposes as of December 31, 2013.  The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility.  To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through the use of equity and debt financing.  We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of December 31, 2013, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013.  For the remainder of the purchase price, we drew down $22,000 on our $22,000 secured loan agreement with DVB Bank SE on September 4, 2013 as described below.

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, our wholly-owned subsidiaries, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the $22 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum.  A commitment fee of 1.00% is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last drawdown date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

Borrowings under the $22 Million Term Loan Facility are to be secured by liens on our vessels to be purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, we have agreed to guarantee the obligations of our subsidiaries under the $22 Million Term Loan Facility.

The $22 Million Term Loan Facility also requires us and Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of our vessels; limitations on changes to the Management Agreement; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare Limited and Baltic Fox Limited to maintain $500 each in their cash accounts and us to maintain $750 for each vessel in our fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of our total financial indebtedness to the value of our total assets as adjusted based on vessel appraisals not exceed 70%. The facility also requires that we maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of our equity offering completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively.  As of December 31, 2013, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility.

As of December 31, 2013, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, we drew down $44,000 on our $44,000 secured loan agreement with DVB Bank SE on December 23, 2013 as described below.

On December 3, 2013, Baltic Lion Limited and Baltic Tiger Limited, our wholly-owned subsidiaries, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “$44 Million Term Loan Facility”).  Amounts borrowed and repaid under the $44 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or December 23, 2019.  Borrowings under the $44 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum.  A commitment fee of 1.00% is payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date which the entire $44,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

Borrowings under the $44 Million Term Loan Facility are to be secured by liens on the our vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets.  Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, we may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, we agreed to guarantee the obligations of our subsidiaries under the $44 Million Term Loan Facility.

The $44 Million Term Loan Facility also requires the Company, Baltic Tiger Limited and Baltic Lion Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Company’s vessels; limitations on changes to the Management Agreement; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants.  The liquidity covenants under the facility require Baltic Tiger Limited and Baltic Lion Limited to maintain $1,000 each in their cash accounts and us to maintain $750 for each vessel in our fleet in cash or cash equivalents plus undrawn working capital lines of credit.  The facility’s leverage covenant requires that the ratio of our total financial indebtedness to the value of our total assets as adjusted based on vessel appraisals not exceed 70%.  The facility also requires that we maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of any primary equity offerings completed after April 30, 2013.  The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 125% of the amount outstanding under the facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2013, we have utilized our maximum borrowing capacity of $44,000 and there was no further availability.

As of December 31, 2013, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

On May 28, 2013, we closed on an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  We received net proceeds of $21,564 after deducting underwriters’ fees and expenses.  On September 25, 2013, we closed on an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $59,474 after deducting underwriters’ fees and expenses.  On November 18, 2013, we closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  We received net proceeds of $55,125 after deducting underwriters’ fees and expenses.  Additionally, pursuant to the Management Agreement, for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the our 2010 Equity Incentive Plan.  As a result of these equity offerings, Genco was issued 128,383, 276,000 and 253,000 shares of Class B stock, respectively, which represents 2% of the number of common shares issued.

Our business is capital intensive, and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer drybulk vessels and the selective sale of older drybulk vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire drybulk vessels on favorable terms.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which we exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand and future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Our dividend policy will also impact our future liquidity position.  We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required.  These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  We have paid dividends during the past three years even though the application of the formula in our policy would have resulted in a lesser dividend or no dividend, although we may not continue to do so.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation
Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2013, 2012 and 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2011
4th Quarter	$0.13	2/16/2012
3rd Quarter	$0.12	10/27/2011
2nd Quarter	$0.10	7/25/2011
1st Quarter	$0.06	4/28/2011

The aggregate amount of the dividend paid in 2013, 2012 and 2011 was $1,888, $5,448 and $10,167, respectively, which we funded from cash on hand.

The application of our dividend policy would have resulted in a lesser dividend for the fourth quarter of 2013; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend of $0.03 per share payable on or about March 17, 2014 to all shareholders of record as of March 10, 2014.  Our dividend policy is to pay a variable quarterly dividend equal to our Cash Available for Distribution, during the previous quarter, subject to any reserves our board of directors may from time to time determine are required.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates. We intend to pay dividends on a quarterly basis.

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

Cash Flow

Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $2,603 and $433, respectively.  The $2,170 change in cash provided by operating activities was primarily a result of a lower recorded net loss in the amount of $11,392 for the year ended December 31, 2013 compared to a net loss of $17,270 for the year ended December 31, 2012. This was partially offset by an increase of receivables in the amount of $4.2 million for the year ended December 31, 2013 when compared to the year ended December 31, 2012 mainly due to the timing of payments from charterers and the higher rates achieved by our fleet towards the end of the quarter ended December 31, 2013.

Net cash used in investing activities for the year ended December 31, 2013 was $147,212 and primarily related to the purchase of two Handysize and two Capesize vessels.  For the year ended December 31, 2012, net cash used in investing activities was $5 for the purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2013 was $199,522 as compared to net cash used in financing activities of $5,448 for the year ended December 31, 2012.  The increase in net cash provided by financing activities was primarily a result of the $136,274 of net proceeds from our follow-on equity offerings in May, September and November 2013, $44,000 of proceeds from our $44 Million Term Loan Facility, $22,000 of proceeds from our  $22 Million Term Loan Facility as well as a $1,000 draw down under our 2010 Credit Facility slightly offset by $375 repayment of debt under our $22 Million Term Loan Facility and $1,489 for payments of deferred financing costs.  Cash dividends paid during 2013 were $1,888 compared to $5,448 paid during 2012.

Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $433 and $15,379, respectively. The decrease in cash provided by operating activities was primarily a result of a recorded net loss of $17,270 for the year ended December 31, 2012 compared to a net loss of $430 for the year ended December 31, 2011. Lower net income was predominantly due to lower charter rates achieved in 2012 versus the prior year period for the vessels in our fleet.

Net cash used in investing activities was $5 for the year ended December 31, 2012 due to the purchase of other fixed assets. For the year ended December 31, 2011, cash used in investing activities was $2,570 and primarily related to the purchases of vessel related equipment.

Net cash used in financing activities for the year ended December 31, 2012 was $5,448, which consisted of cash dividends paid during the year. For the year ended December 31, 2011, cash used in financing activities was $10,306 and primarily consisted of $10,167 in cash dividends paid.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2013. The table reflects the agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112,000.  We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as commercial bank debt as discussed above under “Liquidity and Capital Resources.”  This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, as well as other fees associated with these facilities.  Refer to Note 7 – Debt in our consolidated financial statements for further information regarding the amendment to the 2010 Credit Facility as well as the terms of the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements	$167,875	$4,250	$110,750	$8,500	$44,375
Interest and borrowing fees	21,368	5,771	10,604	3,605	1,388
Remainder of purchase price of vessels (1)	111,000	69,000	42,000	—	—
Sales and purchase fees (1)	1,120	560	560	—	—
Total	$301,363	$79,581	$163,914	$12,105	$45,763

(1)	The timing of this obligation is based on the estimated delivery dates for the Baltic Hornet, Baltic Wasp, Baltic Scorpion and Baltic Mantis.

Future interest expense has been estimated using 0.1875% plus the applicable margin for the amended 2010 Credit Facility of 3.00%.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.25% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of four Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  We intend to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet.  In our continuous effort to provide superior service to customers and enhance our long-term commercial prospects, we have initiated a fuel efficiency upgrade program for certain of our vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels.  The cost of the upgrades, which will be performed under the planned drydocking schedules for each of the vessels, is expected to be approximately $250 per vessel and is included in our estimated drydocking costs below. The upgrades have been successfully installed on two of our vessels, the Baltic Cougar and Baltic Panther, which completed their planned drydockings during the first quarter of 2014.  We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014	$5.6	120
2015	$3.6	100

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

We incurred drydocking costs of $108 and $0 during the years ended December 31, 2013 and 2012, respectively.

None of our vessels were drydocked during 2013. We estimate that six of our vessels will be drydocked during 2014 and five of our vessels will be drydocked during 2015.

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

During the years ended December 31, 2013 and 2012, we did not acquire vessels with existing time charters for which there was a significant difference between the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value of $245/lwt.  An increase in the useful life of a drybulk vessel or in its residual value would have the effect of decreasing the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility at December 31, 2013 and our 2010 Credit Facility at December 31, 2012.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2013 and 2012.

At December 31, 2013 and 2012, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and the Baltic Hare, were lower than their carrying values at December 31, 2013 and 2012, respectively.  The most recent compliance testing dates were December 31, 2013 and 2012 for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

The amount by which the carrying value at December 31, 2013 of all the vessels in our fleet, with the exception of the Baltic Fox and the Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0.3 million to $20.9 million per vessel, and $103.7 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2012 of all of the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $11.0 million to $32.7 million per vessel, and $150.8 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.4 million as of December 31, 2013 and $16.8 million as of December 31, 2012. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2013	December 31, 2012

2010 Credit Facility
Baltic Leopard	2009	2009	$30,608	$31,981
Baltic Panther	2009	2010	30,686	32,059
Baltic Cougar	2009	2010	30,837	32,211
Baltic Jaguar	2009	2010	30,756	32,121
Baltic Bear	2010	2010	64,378	67,103
Baltic Wolf	2010	2010	64,014	66,670
Baltic Wind	2009	2010	29,366	30,685
Baltic Cove	2010	2010	29,724	31,011
Baltic Breeze	2010	2010	30,291	31,577
TOTAL			$340,660	$355,418

$22 Million Term Loan Facility
Baltic Fox	2010	2013	21,224	—
Baltic Hare	2009	2013	20,152	—
TOTAL			$41,376	$—

$44 Million Term Loan Facility
Baltic Lion	2012	2013	53,114	—
Baltic Tiger	2011	2013	50,919	—
TOTAL			$104,033	$—

Consolidated Total			$486,069	$355,418

Deferred drydocking costs

Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We capitalize the costs associated with drydockings as they occur and amortize these costs on a straight-line basis over the period between drydockings.  Deferred drydocking costs include actual costs incurred at the drydock yard; cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  We believe that these criteria are consistent with U.S. GAAP guidelines and industry practice and that our policy of capitalization reflects the economics and market values of the vessels.  Costs that are not related to drydocking are expensed as incurred.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.

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

For purposes of our December 31, 2013 disclosure below, we determined that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and, accordingly, it confirmed that our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (121% - 561% of carrying value) for all of the vessels in our fleet with the exception of the Baltic Hare, as the fair value of the Baltic Hare exceeded its carrying value as of December 31, 2013.  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 21 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2013.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2013	As of December 31, 2012
Capesize	(65.6)%	(65.8)%
Supramax	(48.1)%	(47.9)%
Handysize	(30.6)%	(30.6)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2013 and 2012, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2013	As of December 31, 2012
Capesize	(66.9)%	(84.8)%
Supramax	(63.5)%	(65.5)%
Handysize	(43.6)%	(45.7)%

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2013 and December 31, 2012 due to their short-term maturity or the variable-rate nature of the respective borrowings under our credit facilities.  See Note 8 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Additionally, effective August 30, 2013 and December 3, 2013, we entered the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing the purchase of four vessels during the year ended December 31, 2013.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility. Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $1.1 million in interest expense for the year ended December 31, 2013.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baltic Trading Limited
Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Baltic Trading Limited
New York, New York

We have audited the accompanying consolidated balance sheets of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltic Trading Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 3, 2014

Baltic Trading Limited
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012
(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$58,193	$3,280
Due from charterers, net	4,412	945
Prepaid expenses and other current assets	4,085	2,892
Total current assets	66,690	7,117

Noncurrent assets:
Vessels, net of accumulated depreciation of $52,459 and $36,906, respectively	486,069	355,418
Deposits on vessels	1,013	—
Deferred drydock, net of accumulated amortization of $0 and $0, respectively	108	—
Fixed assets, net of accumulated depreciation of $47 and $36, respectively	678	12
Deferred financing costs, net of accumulated amortization of $1,785 and $1,204, respectively	2,809	1,823
Total noncurrent assets	490,677	357,253

Total assets	$557,367	$364,370

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,782	$2,163
Deferred revenue	409	261
Due to Parent	198	34
Current portion of long-term debt	4,250	—
Total current liabilities	8,639	2,458

Noncurrent liabilities:
Long-term debt	163,625	101,250
Total noncurrent liabilities:	163,625	101,250

Total liabilities	172,264	103,708

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 51,168,896 and 17,300,999 shares at December 31, 2013 and 2012, respectively	512	173
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 and 5,699,088 at December 31, 2013 and 2012, respectively	64	57
Additional paid-in capital	412,736	277,249
Accumulated deficit	(28,209)	(16,817)
Total shareholders’ equity	385,103	260,662

Total liabilities and shareholders’ equity	$557,367	$364,370

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands, Except for Per Share Data)

	For the Years Ended December 31,
	2013	2012	2011

Revenues	$35,973	$27,304	$43,492

Operating expenses:
Voyage expenses	1,151	1,142	61
Voyage expenses to Parent	461	346	560
Vessel operating expenses	17,590	16,730	16,004
General, administrative and technical management fees	5,445	4,768	5,585
Management fees to Parent	2,671	2,471	2,464
Depreciation	15,564	14,814	14,769

Total operating expenses	42,882	40,271	39,443

Operating (loss) income	(6,909)	(12,967)	4,049

Other (expense) income:
Other expense	(17)	(28)	(32)
Interest income	23	5	9
Interest expense	(4,455)	(4,252)	(4,422)

Other expense, net	(4,449)	(4,275)	(4,445)

Loss before income taxes	(11,358)	(17,242)	(396)
Income tax expense	(34)	(28)	(34)

Net loss	$(11,392)	$(17,270)	$(430)

Net loss per share of common and Class B stock:
Net loss per share-basic	$(0.36)	$(0.78)	$(0.02)
Net loss per share-diluted	$(0.36)	$(0.78)	$(0.02)
Dividends declared and paid per share of common and Class B Stock	$0.05	$0.24	$0.45

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statement of Shareholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total

Balance — January 1, 2011	$169	$57	$288,096	$1,114	$289,436

Net loss				(430)	(430)

Cash dividends paid ($0.45 per share)			(9,936)	(231)	(10,167)

Issuance of 117,500 shares of nonvested common stock	1		(1)		—

Nonvested stock amortization			2,764		2,764

Balance — December 31, 2011	$170	$57	$280,923	$453	$281,603

Net loss				(17,270)	(17,270)

Cash dividends paid ($0.24 per share)			(5,448)		(5,448)

Issuance of 299,999 shares of nonvested common stock	3		(3)		—

Nonvested stock amortization			1,777		1,777

Balance — December 31, 2012	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(11,392)	(11,392)

Cash dividends paid ($0.05 per share)			(1,888)		(1,888)

Issuance of 32,869,217 shares of common stock	329		135,834		136,163

Issuance of 657,383 shares of Class B stock		7	(7)		—

Issuance of 998,680 shares of nonvested common stock	10		(10)		—

Nonvested stock amortization			1,558		1,558

Balance — December 31, 2013	$512	$64	$412,736	$(28,209)	$385,103

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,392)	$(17,270)	$(430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,564	14,814	14,769
Amortization of deferred financing costs	581	467	467
Amortization of nonvested stock compensation expense	1,558	1,777	2,764
Change in assets and liabilities:
(Increase) decrease in due from charterers	(3,467)	708	(987)
Increase in prepaid expenses and other current assets	(1,193)	(425)	(74)
Increase (decrease) in accounts payable and accrued expenses	812	197	(214)
increase (decrease) in due to Parent	100	(25)	(601)
Increase (decrease) in deferred revenue	148	190	(315)
Deferred drydock costs incurred	(108)	—	—
Net cash provided by operating activities	2,603	433	15,379
Cash flows from investing activities:
Purchase of vessels, including deposits	(146,598)	—	(2,570)
Purchase of fixed assets	(614)	(5)	—
Net cash used in investing activities	(147,212)	(5)	(2,570)
Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	1,000	—	—
Proceeds from the $22 Million Term Loan Facility	22,000	—	—
Repayments on the $22 Million Term Loan Facility	(375)	—	—
Proceeds from the $44 Million Term Loan Facility	44,000	—	—
Cash dividends paid	(1,888)	(5,448)	(10,167)
Proceeds from issuance of common stock	136,980	—	—
Payments of common stock issuance costs	(706)	—	—
Payment of deferred financing costs	(1,489)	—	(139)
Net cash provided by (used in) financing activities	199,522	(5,448)	(10,306)
Net increase (decrease) in cash and cash equivalents	54,913	(5,020)	2,503
Cash and cash equivalents at beginning of year	3,280	8,300	5,797
Cash and cash equivalents at end of year	$58,193	$3,280	$8,300

See accompanying notes to consolidated financial statements.

Baltic Trading Limited
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011
(U.S. Dollars in Thousands, Except Per Share and Share Data)

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

At December 31, 2013, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly-Owned Subsidiaries	Vessels	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010
Baltic Fox Limited	Baltic Fox	31,883	September 6, 2013	2010
Baltic Hare Limited	Baltic Hare	31,887	September 5, 2013	2009
Baltic Lion Limited	Baltic Lion	179,185	December 27, 2013	2012
Baltic Tiger Limited	Baltic Tiger	179,185	November 26, 2013	2011
Baltic Hornet Limited	Baltic Hornet	64,000	Q3 2014 (1)	2014 (1)
Baltic Wasp Limited	Baltic Wasp	64,000	Q4 2014 (1)	2014 (1)
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)	Built dates and dates for vessels being delivered in the future are estimates based on guidance received from the sellers and the respective shipyards.

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

On May 28, 2013, the Company closed an equity offering of 6,419,217 shares of common stock at an offering price of $3.60 per share.  The Company received net proceeds of $21,564 after deducting underwriters’ fees and expenses.  On September 25, 2013, the Company closed an equity offering of 13,800,000 shares of common stock at an offering price of $4.60 per share.  The Company received net proceeds of $59,474 after deducting underwriters’ fees and expenses.  On November 18, 2013, the Company closed an equity offering of 12,650,000 shares of common stock at an offering price of $4.60 per share.  The Company received net proceeds of $55,125 after deducting underwriters’ fees and expenses.  Pursuant to the subscription agreement between the Company and Genco Shipping & Trading Limited (“Genco” or “Parent”), for so long as Genco directly or indirectly holds at least 10% of the aggregate number of outstanding shares of the Company’s common stock and Class B stock, Genco will be entitled to receive at no cost an additional number of shares of Class B stock equal to 2% of the number of common shares issued, other than shares issued under the Company’s 2010 Equity Incentive Plan.  As a result of the equity offerings on May 28, 2013, September 25, 2013 and November 18, 2013, Genco was issued 128,383, 276,000 and 253,000 shares of Class B stock, respectively, which represents 2% of the number of common shares issued.

Prior to the IPO, the Company was a wholly-owned subsidiary of Genco Investments LLC, which in turn is a wholly-owned subsidiary of Genco.  After the completion of the IPO and issuance of restricted shares, Genco owned, directly or indirectly, 5,699,088 shares of the Company’s Class B stock, representing a 25.35% ownership interest in the Company and 83.59% of the aggregate voting power of the Company’s outstanding shares of voting stock.  Genco made a capital contribution of $75,000 and surrendered 100 shares of capital stock in connection with Genco’s subscription for 5,699,088 of the Company’s Class B stock pursuant to the subscription agreement entered into between Genco and the Company.

As of December 31, 2013 and 2012, Genco’s ownership of 6,356,471 and 5,699,088 shares, respectively, of the Company’s Class B stock represented an 11.05% and 24.78% ownership interest in the Company, respectively, and 65.08% and 83.17% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.  Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

Genco has stated that it is probable that it would be unable to make required payments under its credit facilities commencing March 31, 2014 unless it obtains modifications to or waivers of the terms of its credit facilities and that it would be probable that Genco would be unable to maintain compliance with certain covenants under its credit facilities at measurement dates during the twelve months ended March 31, 2013.  Genco has also stated that it has not made a scheduled interest payment on its 5.00% convertible notes due August 15, 2015, which is subject to a 30-day grace period, and that it is in discussions with representatives of its secured lenders and certain holders of such convertible notes concerning a potential restructuring of its indebtedness, which could entail commencing a voluntary proceeding to reorganize under Chapter 11 of the Bankruptcy Code.  Refer to Note 7 – Debt for a discussion of the effect of a potential change of control on the covenants under the Company’s credit facilities.  Additionally, the Company has entered into an employment agreement with John C. Wobensmith, who serves as the Company’s President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, dated December 19, 2013 which is intended to provide for the continued services of Mr. Wobensmith for the Company’s benefit if Mr. Wobensmith’s employment at Genco terminates following a change of control as defined in Mr. Wobensmith’s existing employment agreement with Genco dated September 21, 2007.  The employment agreement provides for a base salary per annum of $500 during the employment term as well as discretionary bonuses as determine by the Compensation Committee of the Board of Directors in its sole discretion.

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

Revenue and voyage expense recognition

Since the Company’s inception, revenues have been generated primarily from spot market-related time charters, short-term time charters and pool agreements.  A spot market-related time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for a payment based on a specified percentage of the average daily rates as published by the Baltic Dry Index (“BDI”).  Short-term time charters are the same as spot market-related time charter agreements, except there is a specified fixed daily hire rate and there may be a ballast bonus received pursuant to the time charter agreements.  Voyage revenues also include the sale of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in a net loss (gain) of $108, ($72) and ($521) during the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charterers pursuant to the terms of the time charter agreements.

The Company records spot market-related time charter revenues over the term of the charter as service is provided based on the rate determined based on the BDI for each respective billing period.  As such, the revenue earned by the Company’s vessels is subject to the fluctuations of the spot market.  The Company records short-term time charter revenues over the term of the charter as service is provided.  Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement.  The Company recognizes voyage expenses when incurred.

At December 31, 2013, four of the Company’s vessels were in vessel pools.  The Baltic Cougar and the Baltic Panther entered the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager, during August 2013.  The Baltic Fox and the Baltic Hare entered the Clipper Logger Pool, a vessel pool trading in the spot market for which Clipper Group acts as the pool manager, during September 2013.  Vessel pools such as these provide cost-effective commercial management activities for a group of similar class vessels.  Pool arrangements provide the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since members of a pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognized revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters, net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2013 and 2012, the Company had a reserve of $104 and $154, respectively, against the due from charterers balance and an additional accrual of $231 and $7, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2013, 2012 and 2011 was $15,553, $14,798 and $14,754, respectively.

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

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2013, 2012 and 2011 was $0.  All other costs incurred during drydocking are expensed as incurred.

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

For the years ended December 31, 2013, 2012 and 2011, no impairment charges were recorded on the Company’s long-lived assets.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the years ended December 31, 2013, 2012 and 2011, the Company had United States operations which resulted in United States source income of $1,664, $1,379 and $3,062, respectively.  The Company’s estimated United States income tax expense for the years ended December 31, 2013, 2012 and 2011 was $34, $28 and $34, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned.  Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues.  Refer to “Revenue and voyage expense recognition” above for description of the Company’s revenue recognition policy.

Nonvested stock awards

The Company follows ASC Subtopic 718-10, “Compensation — Stock Compensation” (“ASC 718-10”), for nonvested stock issued under its equity incentive plans.  Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents and deposits on vessels.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of its revenues from 11 customers in 2013, 11 customers in 2012 and eight customers during 2011.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2013 and 2012.

For the year ended December 31, 2013, there were three customers that individually accounted for more than 10% of revenues, Cargill International S.A., Resource Marine PTE Ltd. (part of the Macquarie group of companies) and Swissmarine Services S.A., which represented 40.17%, 19.15% and 17.80% of revenues, respectively.  For the year ended December 31, 2012, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A., Klaveness Chartering, Resource Marine PTE Ltd. and Swissmarine Services S.A., which represented 44.41%, 11.79%, 13.90% and 10.04% of revenues, respectively.  For the year ended December 31, 2011, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A., Resource Marine PTE Ltd. , AMN Bulkcarriers Inc. and Swissmarine Services S.A., which represented 44.99%, 13.70%, 11.19% and 10.61% of revenues, respectively.

At December 31, 2013, deposits on vessels consist primarily of progress payments due to the shipyard as per the newbuilding contracts with Yangfan Group Co., Ltd.  These payments are not held in an escrow account, however, the Company has a refund guarantee with the Bank of China in the case that Yangfan Group Co., Ltd. does not perform as required by the newbuilding contracts.  Refer to Note 4 – Vessel Acquisitions for further information.

At December 31, 2013 and 2012, the Company maintains all of its cash and cash equivalents with one financial institution.  The Company’s cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2013 and 2012 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 8 - Fair Value of Financial Instruments for additional disclosure on the fair value of debt.

3 — CASH FLOW INFORMATION

For the year ended December 31, 2013, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $606 for the purchase of vessels and $12 for deposits on vessels.  For the year ended December 31, 2013, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $78 for the payment of deferred financing costs and $111 for the payment of common stock issuance costs.  For the year ended December 31, 2013, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in due to Parent of $64 for the purchase of fixed assets.

For the years ended December 31, 2012 and 2011, the Company did not have any non-cash investing or financing activities.

During the years ended December 31, 2013, 2012 and 2011, cash paid for interest, net of amount capitalized, was $3,773, $3,798 and $4,228, respectively.

During the years ended December 31, 2013, 2012 and 2011, cash paid for estimated income taxes was $32, $22 and $61, respectively.

On May 16, 2013, the Company made grants of nonvested common stock in the amount of 59,680 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $225.  Additionally, on December 19, 2013, 539,000 and 400,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $5,371.

On May 17, 2012 and December 13, 2012, the Company made grants of nonvested common stock in the amount of 12,500 and 37,500 shares, respectively, to directors of the Company.  The grant date fair value of such nonvested stock was $48 and $113, respectively.  These shares vested on May 16, 2013. Additionally, on December 13, 2012, 166,666 and 83,333 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $750.

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

4 — VESSEL ACQUISITIONS

On July 2, 2013, the Company entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  The Company financed the vessel acquisitions with proceeds from its May 28, 2013 common stock offering and borrowings under its $22 Million Term Loan Facility entered into on August 30, 2013.  Refer to Note 7 – Debt below for further information regarding the 2013 Credit Facility.

On October 31, 2013, the Company entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000.  The Baltic Lion, a 2012-built Capesize vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  The Company financed the vessel acquisitions with cash on hand and borrowings under its $44 Million Term Loan Facility.

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  The Company agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The Baltic Hornet and Baltic Wasp are expected to be delivered to the Company during the third and fourth quarters of 2014, respectively.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively.  As of December 31, 2013, there is $1,013 of deposits on vessels related to the Baltic Hornet and the Baltic Wasp.  The Company intends to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that the Company has entered into agreements to purchase.

5 — NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with ASC 260 — “Earnings Per Share,” using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,381,429 nonvested shares outstanding at December 31, 2013 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Year Ended December 31, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,280)	$(2,112)

Denominator:
Weighted-average shares outstanding, basic	25,840,345	5,880,369

Basic net loss per share	$(0.36)	$(0.36)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,280)	$(2,112)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,411)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	299	—
Allocation of loss	$(11,392)	$(2,112)

Denominator:
Weighted-average shares outstanding used in basic computation	25,840,345	5,880,369
Add:
Conversion of Class B to common shares	5,880,369	—

Weighted-average shares outstanding, diluted	31,720,714	5,880,369

Diluted net loss per share	$(0.36)	$(0.36)

	Year Ended December 31, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)

Denominator:
Weighted-average shares outstanding, basic	16,562,758	5,699,088

Basic net loss per share	$(0.78)	$(0.78)

Diluted net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(5,790)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,368	—
Allocation of loss	$(17,270)	$(4,422)

Denominator:
Weighted-average shares outstanding used in basic computation	16,562,758	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,261,846	5,699,088

Diluted net loss per share	$(0.78)	$(0.78)

	Year Ended December 31, 2011
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(320)	$(110)

Denominator:
Weighted-average shares outstanding, basic	16,406,580	5,699,088

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share:
Numerator:
Allocation of loss	$(320)	$(110)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,675)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	2,565	—
Allocation of loss	$(430)	$(110)

Denominator:
Weighted-average shares outstanding used in basic computation	16,406,580	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,105,668	5,699,088

Diluted net loss per share	$(0.02)	$(0.02)

6 — RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these consolidated financial statements.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred legal services aggregating $48, $0 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2013 and 2012, $25 and $0, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the years ended December 31, 2013, 2012 and 2011, Aegean supplied lubricating oils to the Company’s vessels aggregating $519, $564 and $654, respectively.  At December 31, 2013 and 2012, $51 and $83 remained outstanding to Aegean, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company incurred other expenditures totaling $0, $1 and $3, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  As of December 31, 2013 and 2012, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the years ended December 31, 2013, 2012 and 2011, the Company incurred internal audit service fees of $42, $52 and $35, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At December 31, 2013 and 2012, the amount due to Genco from the Company was $18 and $18, respectively, for such services and is included in due to Parent.

During the years ended December 31, 2013, 2012 and 2011, Genco, the Company’s Parent, incurred costs of $403, $24 and $91, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31,

2013, the amount due to Genco from the Company was $75 and is included in due to Parent.  At December 31, 2012, the amount due to the Company from Genco was $7 and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Company’s Management Agreement with Genco.  For the years ended December 31, 2013, 2012 and 2011, the Company incurred costs of $4,571, $2,817 and $3,024, respectively, pursuant to the Management Agreement with Genco.  At December 31, 2013, the amount due to Genco of $105 consisted of commercial service fees and is included in due to Parent.  At December 31, 2012, the amount due to Genco of $23 consisted of commercial service fees and is included in due to Parent.

7 — DEBT

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012

2010 Credit Facility	$102,250	$101,250
$22 Million Term Loan Facility	21,625	—
$44 Million Term Loan Facility	44,000	—
Less: Current portion	(4,250)	—

Long-term debt	$163,625	$101,250

2010 Credit Facility

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  The Company entered into an amendment to this facility effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000. An additional amendment to the 2010 Credit Facility was entered into by the Company effective August 29, 2013 (the “August 2013 Amendment”).  The August 2013 Amendment implemented the following modifications to the 2010 Credit Facility:

•	The requirement that certain additional vessels acquired by the Company be mortgaged as collateral under the 2010 Credit Facility was eliminated.

•	Restrictions on the incurrence of indebtedness by the Company and its subsidiaries were amended to apply only to those subsidiaries acting as guarantors under the 2010 Credit Facility.

•	The total commitment under this facility was reduced to $110,000 and will be further reduced in three consecutive semi-annual reductions of $5,000 commencing on May 30, 2015. On the maturity date, November 30, 2016, the total commitment will reduce to zero and all borrowings must be paid in full.

•	Borrowings bear interest at an applicable margin over LIBOR of 3.00% per annum if the ratio of the maximum facility amount of the aggregate appraised value of vessels mortgaged under the facility is 55% or less, measured quarterly; otherwise, the applicable margin is 3.35% per annum.

•	Financial covenants corresponding to the liquidity and leverage under the $22 Million Term Loan Facility (as defined below) have been incorporated into the 2010 Credit Facility.

A commitment fee of 1.25% per annum is payable on the unused daily portion of the 2010 Credit Facility, which began accruing on March 18, 2010 under the terms of the commitment letter entered into on February 25, 2010.  In connection with the August 2013 Amendment, the Company paid an upfront fee of $275.  Of the total original facility amount of $150,000, $25,000 is available for working capital purposes.  On May 9, 2013, the Company drew down $1,000 for working capital purposes.

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

As of December 31, 2013, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 pursuant to the August 2013 Amendment.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Credit Facility; therefore, only $7,750 is available for working capital purposes as of December 31, 2013.

The Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility as of December 31, 2013.

The following table sets forth the repayment of the outstanding debt of $102,250 at December 31, 2013 under the 2010 Credit Facility:

Year Ending December 31,	Total

2014	$—
2015	2,250
2016	100,000

Total debt	$102,250

$22 Million Term Loan Facility

On August 30, 2013, Baltic Hare Limited and Baltic Fox Limited, wholly-owned subsidiaries of the Company, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $22,000 (the “$22 Million Term Loan Facility”).  Amounts borrowed and repaid under the $22 Million Term Loan Facility may not be reborrowed.  This facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or September 4, 2019.  Borrowings under the $22 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 1.00% per annum is payable on the unused daily portion of the credit facility, which began accruing on August 30, 2013 and ended on September 4, 2013, the date which the entire $22,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $375 each commencing three months after the last vessel delivery date, or December 4, 2013, and a final payment of $13,375 due on the maturity date.

Borrowings under the $22 Million Term Loan Facility are secured by liens on the Company’s vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets.  Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $22 Million Term Loan Facility.

The $22 Million Term Loan Facility also requires the Company, Baltic Hare Limited and Baltic Fox Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Company’s  vessels; limitations on changes to the Management Agreement with Genco; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants. The liquidity covenants under the facility require Baltic Hare Limited and Baltic Fox Limited to maintain $500 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit. The facility’s leverage covenant requires that the ratio of Baltic Trading’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%. The facility also requires that the Company maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of the Company’s equity offerings completed on or after May 28, 2013. The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 130% of the amount outstanding under the facility through August 30, 2016 and 135% of such amount thereafter.

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of December 31, 2013, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At December 31, 2013, the total outstanding debt balance is $21,625 as required repayments began on December 4, 2013.

As of December 31, 2013, the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $21,625 at December 31, 2013 under the $22 Million Term Loan Facility:

Year Ending December 31,	Total

2014	$1,500
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	14,125

Total debt	$21,625

$44 Million Term Loan Facility

On December 3, 2013, Baltic Tiger Limited and Baltic Lion Limited, wholly-owned subsidiaries of the Company, entered into a secured loan agreement with DVB Bank SE for a term loan facility of up to $44,000 (the “$44 Million Term Loan Facility”). Amounts borrowed and repaid under the $44 Million Term Loan Facility may not be reborrowed.  The $44 Million Term Loan Facility has a maturity date of the sixth anniversary of the drawdown date for borrowings for the second vessel to be purchased, or December 23, 2019.  Borrowings under the $44 Million Term Loan Facility bear interest at the three-month LIBOR rate plus an applicable margin of 3.35% per annum. A commitment fee of 0.75% per annum is payable on the unused daily portion of the credit facility, which began accruing on December 3, 2013 and ended on December 23, 2013, the date which the entire $44,000 was borrowed.  Borrowings are to be repaid in 23 quarterly installments of $688 each commencing three months after the last drawdown date, or March 24, 2014, and a final payment of $28,188 due on the maturity date.

Borrowings under the $44 Million Term Loan Facility are to be secured by liens on the Company’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

The $44 Million Term Loan Facility also requires the Company, Baltic Tiger Limited and Baltic Lion Limited to comply with a number of covenants, including financial covenants related to liquidity, leverage, consolidated net worth, and collateral maintenance; delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); maintenance of flag and class of the initial vessels; restrictions on consolidations, mergers or sales of assets; limitations on changes in the manager of the Company’s vessels; limitations on changes to the Management Agreement with Genco; limitations on liens and additional indebtedness; prohibitions on paying dividends if an event of default has occurred or would occur as a result of payment of a dividend; restrictions on transactions with affiliates; and other customary covenants.  The liquidity covenants under the facility require Baltic Tiger Limited and Baltic Lion Limited to maintain $1,000 each in their cash accounts and the Company to maintain $750 for each vessel in its fleet in cash or cash equivalents plus undrawn working capital lines of credit.  The facility’s leverage covenant requires that the ratio of the Company’s total financial indebtedness to the value of its total assets as adjusted based on vessel appraisals not exceed 70%.  The facility also requires that the Company maintain a minimum consolidated net worth of $232,796 plus fifty percent of the value of any primary equity offerings of the Company after April 30, 2013.  The facility’s collateral maintenance covenant requires that the minimum fair market value of vessels mortgaged under the facility be 125% of the amount outstanding under the facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2013, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.

As of December 31, 2013, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $44,000 at December 31, 2013 under the $44 Million Term Loan Facility:

Year Ending December 31,	Total

2014	$2,750
2015	2,750
2016	2,750
2017	2,750
2018	2,750
Thereafter	30,250

Total debt	$44,000

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of sahres of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%.  This would result in a change of control as defined under the Company’s 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, and would therefore constitute an event of default.  Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party  or group were deemed to control Genco.  Refer to Note 1 – General Information for discussion of Genco’s current economic status.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Year ended December 31,
	2013	2012	2011
Effective Interest rate (excluding impact of unused commitment fees)	3.22%	3.24%	3.29%
Range of Interest Rates (excluding impact of unused commitment fees)	3.16% to 3.61%	3.21% to 3.30%	3.25% to 3.33%

8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at December 31, 2013 and December 31, 2012 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$58,193	$58,193	$3,280	$3,280
Floating rate debt	167,875	167,875	101,250	101,250

The fair value of floating rate debt under the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has recently obtained pursuant to the August 2013 Amendment to the existing 2010 Credit Facility, as per the debt agreement for the $22 Million Term Loan Facility that was effective August 30, 2013 and as per the debt agreement for the $44 Million Term Loan Facility that was effective December 3, 2013.Refer to Note 7 – Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under our credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at December 31, 2013 and 2012 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2013 and 2012.

9 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,027	$1,767
Prepaid items	1,117	861
Insurance receivable	70	126
Other	871	138
Total	$4,085	$2,892

10 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are recorded as a component of interest expense in the Consolidated Statements of Operations.  As of December 31, 2013, the Company has deferred financing fees associated with the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  As of December 31, 2012, the Company had only deferred financing fees associated with the 2010 Credit Facility since the $22 Million Term Loan Facility and the $44 Million Term Loan Facility were entered into by the Company effective August 30, 2013 and December 3, 2013, respectively.  (Refer to Note 7 – Debt)

Total net deferred financing costs consist of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
2010 Credit Facility	$3,339	$3,027
$22 Million Term Loan Facility	518	—
$44 Million Term Loan Facility	737	—
Total deferred financing costs	4,594	3,027
Less: accumulated amortization	1,785	1,204
Total	$2,809	$1,823

Amortization expense of deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was $581, $467 and $467, respectively.

11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	December 31, 2012
Accounts payable	$1,011	$430
Accrued vessel operating expenses	2,464	1,622
Accrued general and administrative expenses	307	111
Total	$3,782	$2,163

12 — FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2013	December 31, 2012
Fixed assets, at cost:
Computer equipment	$43	$43
Vessel equipment	682	5
Total cost	725	48
Less: accumulated depreciation	47	36
Total	$678	$12

Depreciation expense for fixed assets for the years ended December 31, 2013, 2012 and 2011 was $11, $16 and $14, respectively.

13 — REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the years ended December 31, 2013, 2012 and 2011 was $35,973, $27,304 and $43,492.  Future minimum time charter revenue attributable to the Baltic Wind, which is committed to a noncancelable short-term time charter, is expected to be $433 during 2014. Future minimum time charter revenue for the Company’s remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters and pool arrangements that the Company’s vessels are employed on as of December 31, 2013 have estimated expiration dates that range from February 2014 to September 2015.

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

The following table presents a summary of the Company’s restricted stock awards for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	664,249	$7.70	545,750	$11.60	583,500	$13.40
Granted	998,680	5.60	299,999	3.04	117,500	5.11
Vested	(281,500)	8.48	(181,500)	11.71	(155,250)	13.43
Forfeited	—	—	—	—	—	—

Outstanding at December 31	1,381,429	$6.03	664,249	$7.70	545,750	$11.60

The total fair value of shares that vested under the Plan during the years ended December 31, 2013, 2012 and 2011 was $1,194, $663 and $1,275.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Year Ended December 31,
	2013	2012	2011
General, administrative and technical management fees	$1,558	$1,777	$2,764

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2013, unrecognized compensation cost of $5,934 related to nonvested stock will be recognized over a weighted-average period of 3.15 years.

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

16 — COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company's change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. As of December 31, 2013, the termination payment that would be due to Genco is approximately $19,816.  Refer to Note 6 — Related Party Transactions for any costs incurred during the years ended December 31, 2013, 2012 and 2011 pursuant to the Management Agreement.

17 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2013 Quarter Ended				2012 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share amounts)
Revenues	$5,986	$6,379	$9,102	$14,506	$6,294	$7,603	$6,291	$7,116
Operating (loss) income	(4,075)	(3,588)	(1,123)	1,877	(3,368)	(2,586)	(3,740)	(3,273)
Net (loss) income	(5,083)	(4,625)	(2,270)	586	(4,456)	(3,661)	(4,822)	(4,331)

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - Basic (1)	$(0.23)	$(0.19)	$(0.08)	$0.01	$(0.20)	$(0.16)	$(0.22)	$(0.19)
Net (loss) income per share — Diluted (1)	$(0.23)	$(0.19)	$(0.08)	$0.01	$(0.20)	$(0.16)	$(0.22)	$(0.19)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.01	$0.01	$0.02	$0.13	$0.05	$0.05	$0.01

(1)
Amounts may not total to annual earnings (loss) because each quarter and year are calculated separately based on basic and diluted weighted-average common and Class B shares outstanding during that period.

18 — SUBSEQUENT EVENTS

On February 25, 2014, the Company declared a dividend of $0.03 per share to be paid on or about March 17, 2014 to shareholders of record as of March 10, 2014.  The aggregate amount of the dividend is expected to be approximately $1,726, which the Company anticipates will be funded from cash on hand at the time payment is to be made.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on page 65 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Baltic Trading Limited
New York, New York

We have audited the internal control over financial reporting of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 3, 2014

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013 (the “2014 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2014 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.baltictrading.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2014 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2014 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2014 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of December 19, 2013.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(5)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(6)

10.6	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.7	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(7)

10.8	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(7)

10.9	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(7)

10.10	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(7)

10.11	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(7)

10.12	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(7)

10.13	Memorandum of Agreement dated July 2, 2013 between Clipper Bulk Shipinvest I Ltd. and Baltic Trading Limited.(6)

10.14	Memorandum of Agreement dated July 2, 2013 between Harmony Maritime Co. Ltd. and Baltic Trading Limited.(6)

10.15	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.16	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.17	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(9)

10.18	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(9)

10.19	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(10)

10.20	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(10)

10.21	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(11)

10.22	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic Trading Limited.(11)

10.23	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.24	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 300,000 restricted shares of common stock.(*)

10.25	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 100,000 restricted shares of common stock.(4)

10.26	Letter Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.27	Amendment Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.28	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(8)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(12)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(11)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(11)

10.32	Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(*)

10.33	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(13)

10.34	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(13)

10.35	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(13)

10.36	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Lion Limited and Harmony Shipholding S.A.(14)

10.37	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Tiger Limited and Concord Shipholding S.A.(14)

10.38	Shipbuilding Contract No. 13YF-NB-50 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.39	Shipbuilding Contract No. 13YF-NB-51 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.40	Shipbuilding Contract No. 13YF-NB-52 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.41	Shipbuilding Contract No. 13YF-NB-53 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.42	Side Letter for Construction of 64000DWT Bulk Carriers dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co. Ltd.(*)

10.43	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(15)

10.44
Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(16)

10.45
Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(17)

10.46
Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(17)

10.47	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(17)

10.48
Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(18)

10.49	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of December 3, 2013.(18)

14.1	Code of Ethics.(9)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101
The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011. **

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(5)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2013.

(7)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.

(8)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(9)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(11)	Incorporated by reference to Baltic Trading Limited’s Report Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(13)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(14)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(15)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(16)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

(17)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(18)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 3, 2014.
SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ George Wood	DIRECTOR
George Wood

/s/ Edward Terino	DIRECTOR
Edward Terino

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of December 19, 2013.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(5)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(6)

10.6	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.7	Memorandum of Agreement dated February 19, 2010 between Inta Navigation Ltd. and Baltic Trading Limited.(7)

10.8	Memorandum of Agreement dated February 19, 2010 between Borak Shipping Ltd. and Baltic Trading Limited.(7)

10.9	Memorandum of Agreement dated February 19, 2010 between Sinova Shipping Ltd. and Baltic Trading Limited.(7)

10.10	Memorandum of Agreement dated February 19, 2010 between Spice Shipping Ltd. and Baltic Trading Limited.(7)

10.11	Memorandum of Agreement dated February 22, 2010 between Shipping Trust Ltd. and Baltic Trading Limited.(7)

10.12	Memorandum of Agreement dated February 22, 2010 between Oceanways Trust Ltd. and Baltic Trading Limited.(7)

10.13	Memorandum of Agreement dated July 2, 2013 between Clipper Bulk Shipinvest I Ltd. and Baltic Trading Limited.(6)

10.14	Memorandum of Agreement dated July 2, 2013 between Harmony Maritime Co. Ltd. and Baltic Trading Limited.(6)

10.15	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.16	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.17	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(9)

10.18	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(9)

10.19	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(10)

10.20	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(10)

10.21	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(11)

10.22	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic Trading Limited.(11)

10.23	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.24	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 300,000 restricted shares of common stock.(*)

10.25	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 100,000 restricted shares of common stock.(4)

10.26	Letter Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.27	Amendment Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.28	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(8)

10.29	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(12)

10.30	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(11)

10.31	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(11)

10.32	Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(*)

10.33	Memorandum of Agreement dated June 3, 2010 between Krystle Shipholding S.A. and Baltic Trading Limited.(13)

10.34	Memorandum of Agreement dated June 3, 2010 between Sevenseas International Inc. and Baltic Trading Limited.(13)

10.35	Memorandum of Agreement dated June 3, 2010 between Jadyn Shipholding Corp. and Baltic Trading Limited.(13)

10.36	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Lion Limited and Harmony Shipholding S.A.(14)

10.37	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Tiger Limited and Concord Shipholding S.A.(14)

10.38	Shipbuilding Contract No. 13YF-NB-50 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.39	Shipbuilding Contract No. 13YF-NB-51 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.40	Shipbuilding Contract No. 13YF-NB-52 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.41	Shipbuilding Contract No. 13YF-NB-53 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(*)

10.42	Side Letter for Construction of 64000DWT Bulk Carriers dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co. Ltd.(*)

10.43	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(15)

10.44
Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(16)

10.45
Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(17)

10.46
Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(17)

10.47	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(17)

10.48
Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(18)

10.49	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of December 3, 2013.(18)

14.1	Code of Ethics.(9)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101
The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011. **

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

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2013.

(5)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2013.

(7)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on February 25, 2010.

(8)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(9)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(10)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(11)	Incorporated by reference to Baltic Trading Limited’s Report Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(12)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(13)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(14)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(15)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(16)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

(17)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(18)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.