Form 10-Q
period 2014-03-31
Baltic Trading Ltd
filed 2014-05-12
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2014: common stock, $0.01 per share — 51,205,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

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

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$39,461	$58,193
Due from charterers, net of a reserve of $55 and $104, respectively	4,034	4,412
Prepaid expenses and other current assets	6,209	4,085
Total current assets	49,704	66,690

Noncurrent assets:
Vessels, net of accumulated depreciation of $57,514 and $52,459, respectively	482,227	486,069
Deposits on vessels	17,175	1,013
Deferred drydock, net of accumulated amortization of $34 and $0, respectively	1,748	108
Fixed assets, net of accumulated depreciation of $47 and $47, respectively	76	678
Deferred financing costs, net of accumulated amortization of $1,973 and $1,785, respectively	2,634	2,809
Total noncurrent assets	503,860	490,677

Total assets	$553,564	$557,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,530	$3,782
Deferred revenue	341	409
Due to Parent	73	198
Current portion of long-term debt	4,250	4,250
Total current liabilities	10,194	8,639

Noncurrent liabilities:
Long-term debt	162,563	163,625
Total noncurrent liabilities:	162,563	163,625

Total liabilities	172,757	172,264

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 51,168,896 shares at March 31, 2014 and December 31, 2013	512	512
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 at March 31, 2014 and December 31, 2013	64	64
Additional paid-in capital	411,973	412,736
Accumulated deficit	(31,742)	(28,209)
Total shareholders’ equity	380,807	385,103

Total liabilities and shareholders’ equity	$553,564	$557,367

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$13,091	$5,986

Operating expenses:
Voyage expenses	420	582
Voyage expenses to Parent	168	73
Vessel operating expenses	6,551	3,864
General, administrative and technical management fees	1,972	1,291
Management fees to Parent	878	608
Depreciation and amortization	5,103	3,643

Total operating expenses	15,092	10,061

Operating loss	(2,001)	(4,075)

Other (expense) income:
Other (expense) income	(20)	7
Interest income	10	1
Interest expense	(1,510)	(1,016)

Other expense, net	(1,520)	(1,008)

Loss before income taxes	(3,521)	(5,083)
Income tax expense	(12)	—

Net loss	$(3,533)	$(5,083)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.06)	$(0.23)
Net loss per share-diluted	$(0.06)	$(0.23)
Dividends declared and paid per share of common and Class B Stock	$0.03	$0.01

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2014	$512	$64	$412,736	$(28,209)	$385,103

Net loss				(3,533)	(3,533)

Cash dividends paid ($0.03 per share)			(1,726)		(1,726)

Nonvested stock amortization			963		963

Balance — March 31, 2014	$512	$64	$411,973	$(31,742)	$380,807

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(5,083)	(5,083)

Cash dividends paid ($0.01 per share)			(230)		(230)

Nonvested stock amortization			464		464

Balance — March 31, 2013	$173	$57	$277,483	$(21,900)	$255,813

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,533)	$(5,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,103	3,643
Amortization of deferred financing costs	188	115
Amortization of nonvested stock compensation expense	963	464
Change in assets and liabilities:
Decrease (increase) in due from charterers	378	(929)
Increase in prepaid expenses and other current assets	(2,124)	(189)
Increase (decrease) in accounts payable and accrued expenses	2,270	(30)
Decrease in due to Parent	(81)	(7)
Decrease in deferred revenue	(68)	(80)
Deferred drydock costs incurred	(1,674)	—

Net cash provided by (used in) operating activities	1,422	(2,096)

Cash flows from investing activities:
Purchase of vessels, including deposits	(17,161)	—
Purchase of fixed assets	(12)	—

Net cash used in investing activities	(17,173)	—

Cash flows from financing activities:
Repayments on the $22 Million Term Loan Facility	(375)	—
Repayments on the $44 Million Term Loan Facility	(687)	—
Cash dividends paid	(1,726)	(230)
Payment of common stock issuance costs	(106)	—
Payment of deferred financing costs	(87)	—

Net cash used in financing activities	(2,981)	(230)

Net decrease in cash and cash equivalents	(18,732)	(2,326)

Cash and cash equivalents at beginning of period	58,193	3,280

Cash and cash equivalents at end of period	$39,461	$954

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

At March 31, 2014, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

(1)         Built dates and dates for vessels being delivered in the future are estimates based on the guidance received from the sellers and the respective shipyards.

As of March 31, 2014 and December 31, 2013, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 6,356,471 shares of the Company’s Class B stock represented an 11.05% ownership interest in the Company and 65.08% of the aggregate voting power of the Company’s outstanding shares of voting stock.  Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

On April 21, 2014, Genco and certain of its direct and indirect subsidiaries (the “Debtors”) filed petitions for chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On April 24, 2014, the Bankruptcy Court approved the form of combined notice of commencement of the chapter 11 cases, the combined hearing on the Debtors’ solicitation procedures, confirmation of the Debtors’ prepackaged plan of reorganization (the “Prepack Plan”) and the adequacy of the related disclosure statement.  Refer to Note 7 — Debt –– for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2014 and 2013 was $5,067 and $3,639, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. The undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the estimated scrap value of $245 per light weight ton (“lwt”) times the weight of the ship in lwt’s.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2014, the Company had United States operations that resulted in United States source income of $567.  The Company’s estimated United States income tax expense for three months ended March 31, 2014 was $12.  During the three months ended March 31, 2013, Baltic Trading did not earn any United States source income and therefore, there was no income tax expense for the three months ended March 31, 2013.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2014 and December 31, 2013, the Company had an accrual of $218 and $231, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net (losses) gains of ($28) and $11 during the three months ended March 31, 2014 and 2013, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $211 for the purchase of vessels, $2 for deposits on vessel and $63 for the purchase of fixed assets.  For the three months ended March 31, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $4 for the payment of deferred financing costs and $5 for the payment of common stock issuance costs.  For the three months ended March 31, 2014, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in due to Parent of $20 for the purchase of vessels.

For the three months ended March 31, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses and due to Parent of $9 and $18, respectively, for the purchase of fixed assets.

During the three months ended March 31, 2014, the Company made a reclassification of $675 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the three months ended March 31, 2014 and 2013, cash paid for interest, net of amount capitalized, was $1,328 and $872, respectively.

There was no cash paid for estimated income taxes during the three months ended March 31, 2014 and 2013.

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

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. The Company agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to the Company during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively. As of March 31, 2014 and December 31, 2013, deposits on vessels were $17,175 and $1,013, respectively, related to these newbuilding vessels. The Company intends to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2014 and 2013 was $98 and $0, respectively.

5 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,264,929 nonvested shares outstanding at March 31, 2014 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	Three Months Ended March 31, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,133)	$(400)

Denominator:
Weighted-average shares outstanding, basic	49,809,473	6,356,471

Basic net loss per share	$(0.06)	$(0.06)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,133)	$(400)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(591)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	191	—
Allocation of loss	$(3,533)	$(400)

Denominator:
Weighted-average shares outstanding used in basic computation	49,809,473	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,165,944	6,356,471

Diluted net loss per share	$(0.06)	$(0.06)

	Three Months Ended March 31, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,787)	$(1,296)

Denominator:
Weighted-average shares outstanding, basic	16,658,756	5,699,088

Basic net loss per share	$(0.23)	$(0.23)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,787)	$(1,296)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,353)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	57	—
Allocation of loss	$(5,083)	$(1,296)

Denominator:
Weighted-average shares outstanding used in basic computation	16,658,756	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,357,844	5,699,088

Diluted net loss per share	$(0.23)	$(0.23)

6 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the three months ended March 31, 2014 and 2013, the Company incurred legal services aggregating $3 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2014 and December 31, 2013, $26 and $25, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the three months ended March 31, 2014 and 2013, Aegean supplied lubricating oils to the Company’s vessels aggregating $268 and $136, respectively.  At March 31, 2014 and December 31, 2013, $167 and $51 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the three months ended March 31, 2014 and 2013, the Company incurred internal audit service fees of $7 and $6, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At March 31, 2014 and December 31, 2013, the amount due to Genco from the Company was $7 and $18, respectively, for such services and is included in due to Parent.

During the three months ended March 31, 2014 and 2013, Genco, the Company’s Parent, incurred costs of $71 and $29, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At March 31, 2014 and December 31, 2013, the amount due to Genco from the Company was $15 and $75, respectively, and is included in due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the three months ended March 31, 2014 and 2013, the Company incurred costs of $1,045 and $680, respectively, pursuant to the Management Agreement.  At March 31, 2014, the amount due to Genco of $51 consisted of commercial service fees and is included in due to Parent.  At December 31, 2013, the amount due to Genco of $105 consisted of commercial service fees and is included in due to Parent.

7 - DEBT

2010 Credit Facility

On April 16, 2010, the Company entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (as amended, the “2010 Credit Facility”).  An amendment to the 2010 Credit Facility was entered into by the Company effective November 30, 2010.  Among other things, this amendment increased the commitment amount of the 2010 Credit Facility from $100,000 to $150,000. An additional amendment to the 2010 Credit Facility was entered into by the Company effective August 29, 2013 (the “August 2013 Amendment”).  Among other things, the August 2013 Amendment implements the following modifications to the 2010 Credit Facility:

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

As of March 31, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013. The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Baltic Trading Credit Facility; therefore, only $7,750 is available for working capital purposes as of March 31, 2014.

As of March 31, 2014, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $102,250 at March 31, 2014 under the 2010 Credit Facility:

Period Ending December 31,	Total

2014 (April 1, 2014 — December 31, 2014)	$—
2015	2,250
2016	100,000

Total debt	$102,250

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of March 31, 2014, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At March 31, 2014 and December 31, 2013, the total outstanding debt balance was $21,250 and $21,625, respectively, as required repayments began on December 4, 2013.

As of March 31, 2014 the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $21,250 at March 31, 2014 under the $22 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (April 1, 2014 — December 31, 2014)	$1,125
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	14,125

Total debt	$21,250

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of March 31, 2014, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At March 31, 2014 and December 31, 2013, the total outstanding debt balance was $43,313 and $44,000, respectively, as required repayments began on March 24, 2014.

As of March 31, 2014, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $43,313 at March 31, 2014 under the $44 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (April 1, 2014 — December 31, 2014)	$2,063
2015	2,750
2016	2,750
2017	2,750
2018	2,750
Thereafter	30,250

Total debt	$43,313

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%. This would result in a change of control as defined under the Company’s 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco. Refer to Note 1 — General Information for discussion of Genco’s current economic status. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these may occur as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of the Company’s voting securities or (ii) the Company’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, the Company may have the right to terminate the Management Agreement, although the Company may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three Months Ended March 31,
	2014	2013
Effective Interest Rate (excluding impact of unused commitment fees)	3.33%	3.21%
Range of Interest Rates (excluding impact of unused commitment fees)	3.15% to 3.60%	3.20% to 3.21%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$39,461	$39,461	$58,193	$58,193
Floating rate debt	166,813	166,813	167,875	167,875

The fair value of floating rate debt under the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has recently obtained pursuant to the August 2013 Amendment to the existing 2010 Credit Facility, as per the debt agreement for the $22 Million Term Loan Facility that was effective August 30, 2013 and as per the debt agreement for the $44 Million Term Loan Facility that was effective December 3, 2013.  Refer to Note 7 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under its credit facilities.  The carrying values approximate the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at March 31, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses) approximate their fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities as of March 31, 2014 and December 31, 2013.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,201	$2,027
Prepaid items	1,149	1,117
Insurance receivable	109	70
Other	2,750	871
Total	$6,209	$4,085

10 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included as a component of interest expense in the Condensed Consolidated Statements of Operations.  At March 31, 2014 and December 31, 2013, the Company had deferred financing fees associated with the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

Total net deferred financing costs consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
2010 Credit Facility	$3,339	$3,339
$22 Million Term Loan Facility	529	518
$44 Million Term Loan Facility	739	737
Total deferred financing costs	4,607	4,594
Less: accumulated amortization	1,973	1,785
Total	$2,634	$2,809

Amortization expense of deferred financing costs for the three months ended March 31, 2014 and 2013 was $188 and $115, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$2,039	$1,011
Accrued vessel operating expenses	3,318	2,464
Accrued general and administrative expenses	173	307

Total	$5,530	$3,782

12 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2014	December 31, 2013
Fixed assets, at cost:
Computer equipment	$54	$43
Vessel equipment	69	682
Total cost	123	725
Less: accumulated depreciation	47	47
Total	$76	$678

Depreciation expense for fixed assets for the three months ended March 31, 2014 and 2013 was $2 and $3, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessel assets during the three months ended March 31, 2014.

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the three months ended March 31, 2014 and 2013 was $13,091 and $5,986, respectively.   Future minimum time charter revenue attributable to the Baltic Leopard and Baltic Wind, which are committed to noncancelable short-term time charters as of May 3, 2014, is expected to be $793 for the remainder of 2014. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters and pool arrangements that the Company’s vessels were employed on as of March 31, 2014 have estimated expiration dates that range from May 2014 to September 2015.

14 - NONVESTED STOCK AWARDS

On March 13, 2014, the Company’s Board of Directors approved an amendment to the Baltic Trading Limited 2010 Equity Incentive Plan (the “Plan”) that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at the Company’s 2014 Annual Meeting of Shareholders, the Company’s shareholders approved the amendment to the Plan.

The following table presents a summary of the Company’s restricted stock awards for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	—	—
Vested	(116,500)	14.00
Forfeited	—	—

Outstanding at March 31, 2014	1,264,929	$5.29

The total fair value of shares that vested under the Plan during the three months ended March 31, 2014 and 2013 was $774 and $454, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2014 and 2013, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	Three Months Ended March 31,
	2014	2013
General, administrative and technical management fees	$963	$464

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2014, unrecognized compensation cost of $4,971 related to nonvested stock will be recognized over a weighted-average period of 3.17 years.

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

16 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company’s change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of March 31, 2014, the termination payment that would be due to Genco is approximately $20,951. Refer to Note 6 — Related Party Transactions for any costs incurred during the three months ended March 31, 2014 and 2013 pursuant to the Management Agreement.

17 - SUBSEQUENT EVENTS

On May 5, 2014, the Company declared a dividend of $0.01 per share to be paid on or about May 27, 2014 to shareholders of record as of May 20, 2014.  The aggregate amount of the dividend is expected to be approximately $576, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xii) our acquisition or disposition of vessels, (xiii) our ability to leverage Genco’s relationships in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,095,000 dwt and the average age of our fleet is currently 4.1 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete. After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 1,350,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41,000. The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013. We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, we drew down $22,000 on our $22 Million Term Loan Facility. Refer to Note 7 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103,000. The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013. We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25,

2013. For the remainder of the purchase price, we drew down $44,000 on our $44 Million Term Loan Facility. Refer to Note 7 — Debt in our condensed consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and had an option, which was exercisable until January 10, 2013, to purchase up to two additional vessels. On January 8, 2014, we exercised our option to purchase the two additional 64,000 dwt Ultramax drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third quarter and fourth quarter of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as commercial bank debt to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

We seek to leverage the expertise and reputation of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters, short-term time charters or in vessel pools trading in the spot market.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility. Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”  We have declared dividends for the past nine quarters even though the application of the formula in our policy would not have resulted in a dividend, although we may not continue to do so.

Refer to pages 21 - 22 for a table of all vessels that have been or are expected to be delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.  However, see Note 7 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.  Also, see Part II, IA “Risk Factors” and the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	360.0	180.0	180.0	100.0%
Supramax	360.0	360.0	—	—
Handysize	450.0	270.0	180.0	66.7%

Total	1,170.0	810.0	360.0	44.4%

Available days (2)
Capesize	360.0	180.0	180.0	100.0%
Supramax	321.0	347.5	(26.5)	(7.6)%
Handysize	432.5	270.0	162.5	60.2%

Total	1,113.5	797.5	316.0	39.6%

Operating days (3)
Capesize	360.0	180.0	180.0	100.0%
Supramax	316.7	347.2	(30.5)	(8.8)%
Handysize	431.4	270.0	161.4	59.8%

Total	1,108.1	797.2	310.9	39.0%

Fleet utilization (4)
Capesize	100.0%	100.0%	—	—
Supramax	98.6%	99.9%	(1.3)%	(1.3)%
Handysize	99.7%	100.0%	(0.3)%	(0.3)%

Fleet average	99.5%	100.0%	(0.5)%	(0.5)%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$15,848	$5,933	$9,915	167.1%
Supramax	8,685	6,706	1,979	29.5%
Handysize	9,272	7,161	2,111	29.5%

Fleet average	11,229	6,685	4,544	68.0%

Daily vessel operating expenses (6)
Capesize	$5,223	$5,413	$(190)	(3.5)%
Supramax	6,527	4,806	1,721	35.8%
Handysize	5,157	4,296	8,61	20.0%

Fleet average	5,599	4,771	828	17.4%

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

	For the Three Months Ended March 31,
	2014	2013

Voyage revenues (in thousands)	$13,091	$5,986
Voyage expenses (in thousands)	420	582
Voyage expenses to Parent (in thousands)	168	73
	$12,503	$5,331
Total available days	1,113.5	797.5
Total TCE rate	$11,229	$6,685

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

Operating Data

The following discusses our financial results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$13,091	$5,986	$7,105	118.7%

Operating Expenses:
Voyage expenses	420	582	(162)	(27.8)%
Voyage expenses to Parent	168	73	95	130.1%
Vessel operating expenses	6,551	3,864	2,687	69.5%
General, administrative and technical management fees	1,972	1,291	681	52.7%
Management fees to Parent	878	608	270	44.4%
Depreciation and amortization	5,103	3,643	1,460	40.1%

Total operating expenses	15,092	10,061	5,031	50.0%

Operating loss	(2,001)	(4,075)	2,074	(50.9)%
Other expense	(1,520)	(1,008)	(512)	50.8%

Loss before income taxes	(3,521)	(5,083)	1,562	(30.7)%
Income tax expense	(12)	—	(12)	100.0%
Net loss	$(3,533)	$(5,083)	$1,550	(30.5)%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.06)	$(0.23)	$0.17	(73.9)%
Net loss per share - diluted	$(0.06)	$(0.23)	$0.17	(73.9)%
Dividends declared and paid per share	$0.03	$0.01	$0.02	200.0%

EBITDA (1)	$3,082	$(425)	$3,507	(825.2)%

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

	For the Three Months Ended March 31,
	2014	2013

Net loss	$(3,533)	$(5,083)
Net interest expense	1,500	1,015
Income tax expense	12	—
Depreciation and amortization	5,103	3,643

EBITDA (1)	$3,082	$(425)

Results of Operations

Our revenues consist primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States

The following table reflects the current employment of our current fleet as well as information on vessels expected to join our fleet as of May 7, 2014:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	July 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)
Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015
Supramax Vessels
Baltic Leopard	2009	Daiichi Chuo Kisen Kaisha	May 2014	$9,700 (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2014	Spot Pool (8)
Baltic Jaguar	2009	Resource Marine PTE Ltd. (part of the Macquarie group of companies)	June 2014	95% of BSI (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2014	Spot Pool (8)
Handysize Vessels
Baltic Wind	2009	Agriculture & Energy Carriers Ltd.	June 2014	$10,550 (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	July 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

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

(7)         The vessel redelivered to us on May 7, 2014 and is expected to enter drydocking for scheduled repairs on or about May 10, 2014. The vessel was previously fixed with Daiichi Chuo Kisen Kaisha on a time charter at a rate of $9,700 per day which began on March 14, 2014.

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

(10)  We have reached an agreement with Agriculture & Energy Carriers Ltd. on a time charter for 2 to 4.5 months at a rate of $10,550 per day.  Hire is paid every 15 days in advance net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on March 19, 2014.

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

Three months ended March 31, 2014 and 2013

VOYAGE REVENUES-

For the three months ended March 31, 2014 and 2013, voyage revenues were $13,091 and $5,986, respectively.  The increase in voyage revenues was primarily due to higher spot market rates achieved by our vessels as well as the increase in the size of our fleet during the first quarter of 2014 as compared to the first quarter of 2013.

The average TCE rate of our fleet was $11,229 a day for the three months ended March 31, 2014 as compared to $6,685 for the three months ended March 31, 2013.  The increase was due to higher spot market rates achieved by the vessels in our fleet as well as the operation of two additional Capesize vessels during the first quarter of 2014 as compared to the first quarter of 2013.  During the first quarter of 2014, additional iron ore capacity coupled with a mild wet season in Australia led to a 19% increase in Chinese iron ore imports.  However, the impact of incremental Australian iron ore was partially offset by the seasonal drop in Brazilian iron ore cargoes, Indonesia’s mineral ore ban and the delayed onset of South American grain season.  Furthermore, the continued delivery of newbuilding tonnage and the tightening of credit availability for Chinese commodity importers all contributed to negatively influence freight rates during the quarter.

For the three months ended March 31, 2014 and 2013, we had 1,170.0 and 810.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013. Fleet utilization decreased to 99.5% during the first quarter of 2014 as compared to 100.0% during the first quarter of 2013 due to additional offhire periods during the first quarter of 2014 for some of our Supramax and Handysize vessels.

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

For the three months ended March 31, 2014 and 2013, voyage expenses were $420 and $582, respectively.  The decrease is primarily due to a decrease in bunkers consumed during short-term time charters partially offset by an increase in third-party broker commissions as a result of the increase in voyage revenue earned during the first quarter of 2014 as compared to the first quarter of 2013.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $95 to $168 during three months ended March 31, 2014 as compared to $73 during the three months ended March 31, 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our vessels as well as the increase in the size of our fleet during the first quarter of 2014 as compared to the first quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2,687 to $6,551 during the three months ended March 31, 2014 as compared to $3,864 during the three months ended March 31, 2013.  This increase was primarily due to a larger fleet as a result of the delivery of four vessels during the third and fourth quarter of 2013, as well as higher maintenance related expenses incurred during drydocking and higher crew costs.

Daily vessel operating expenses increased to $5,599 per vessel per day during the three months ended March 31, 2014 from $4,771 per vessel per day during the three months ended March 31, 2013.  The increase in daily vessel operating expenses is due to higher maintenance related expenses incurred during drydocking and higher crew costs.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2014 were $199 above the budgeted rate of $5,400 per vessel per day.   The variance is due to the timing and amount of drydocking expenses, including the weighting of such expenses over the first quarter as compared to a year, resulting in relatively higher daily expenses for such quarter as compared to lower anticipated daily expenses for the second half of 2014; completion of the Baltic Cougar’s drydocking in the first quarter of 2014 rather than the fourth quarter of 2013 as the Company had contemplated in its vessel operating expense budgets; and higher than budgeted expense for repair and maintenance as well as stores and supplies in the drydockings.  The Company believes daily vessel operating expense are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in its fleet will incur over a full year of operations.  The Company has not revised its original daily vessel operating expense budget of $5,400 for the year.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended March 31, 2014 and 2013, general, administrative and technical management fees increased to $1,972 from $1,291, respectively.   The increase was primarily due to an increase in non-cash compensation expense.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of four vessels during the third and fourth quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended March 31, 2014 and 2013 increased to $878 from $608, respectively.  The increase was due to the delivery of four vessels during the third and fourth quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION -

Depreciation and amortization expense increased to $5,103 during the three months ended March 31, 2014 from $3,643 during the three months ended March 31, 2013 due to the delivery of four vessels during the third and fourth quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2014 and 2013, net interest expense was $1,500 and $1,015, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  Refer to Note 7 — Debt in our condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

For the three months ended March 31, 2014 and 2013, income tax expense was $12 and $0, respectively.  During the three months ended March 31, 2014, we had Unites States operations which resulted in United States source income of $567, which resulted in income tax expense of $12.  During the three months ended March 31, 2013, there was no United States source income.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also made borrowings to date under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility.  We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes and anticipated debt financing to be obtained to fund the vessels to be purchased from Yangfan Group Co., Ltd, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  The amended 2010 Credit Facility matures on November 30, 2016.  There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  Refer to the 2013 10-K for descriptions of these amendments.  As of March 31, 2014, to remain in compliance with a net worth covenant in the 2010 Credit Facility, we need to maintain a net worth of $300,878.

Borrowings of up to $25,000, subject to the total remaining availability under the 2010 Credit Facility, are available for working capital purposes.  The repayment structure under the amended 2010 Credit Facility has been modified effective August 29, 2013 which reduced the total commitment to $110,000 on August 29, 2013, and there will be three consecutive semi-annual commitment reductions of $5,000 each commencing on May 30, 2015 with a balloon payment at the end of the facility due on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of March 31, 2014, total borrowings, including $2,500 for working capital purposes, under the 2010 Credit Facility were $102,250. Additionally, as of March 31, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $110,000. All of the $7,750 available under the 2010 Credit Facility was available for working capital purposes as of March 31, 2014. The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through the use of equity and debt financing. We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of March 31, 2014, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility. On April 21, 2014, Genco and certain of its direct and indirect subsidiaries (the “Debtors”) filed petitions for chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On April 24, 2014, the Bankruptcy Court approved the form of combined notice of the commencement of the chapter 11 cases, the combined hearing on the Debtors’ solicitation procedures, confirmation of the Debtors’ prepackaged plan of reorganization (the “Prepack Plan”) and the adequacy of the related disclosure statement.  Refer to Note 7 of the Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.  Also, see Part II, IA “Risk Factors” and the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Borrowings under the $22 Million Term Loan Facility are secured by liens on our vessels purchased with borrowings under the facility, namely the Baltic Fox and the Baltic Hare, and other related assets. Under a Guarantee and Indemnity entered into concurrently with the $22 Million Term Loan Facility, we have agreed to guarantee the obligations of our subsidiaries under the $22 Million Term Loan Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively. As of March 31, 2014, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility. At March 31, 2014, the total outstanding debt balance was $21,250.

As of March 31, 2014, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively. As of March 31, 2014, we have utilized our maximum borrowing capacity of $44,000 and there is no further availability. At March 31, 2014, the total outstanding debt balance was $43,313.

As of March 31, 2014, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

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

Our dividend policy will also impact our future liquidity position. We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  We have declared dividends for the past nine quarters even though the application of the formula in our policy would have resulted in a lesser dividend or no dividend, although we may not continue to do so.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2013 and the first quarter of 2014; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2014
1st Quarter	$0.01	5/5/2014
FISCAL YEAR ENDED DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2014 was $1.4 million compared to net cash used in operating activities of $2.1 million for the three months ended March 31, 2013. The $3.5 million change in cash provided by operating activities was a result of a lower recorded net loss in the amount of $3.5 million for the three months ended March 31, 2014 compared to a net loss of $5.1 million for the three months ended March 31, 2013.  As a result of the increase in the size of our fleet, depreciation and amortization increased by $1.5 million for the three months ended March 31, 2014 compared to the prior year period.  Additionally, there was a $2.3 million increase in accounts payable and accrued expenses related to the timing of drydocking related expenses incurred during the first quarter of 2014 partially offset by a $1.9 million increase in prepaid expenses and other current assets, as well as a $1.7 million increase in deferred drydocking costs incurred as three of our vessels were drydocked during the first quarter of 2014. Lastly, there was a decrease of receivables totaling $1.3 million due to the timing of payments received from charterers.

Net cash used in investing activities for the three months ended March 31, 2014 was $17.2 million and primarily related to deposits made for our newbuilding Ultramax vessels.  For the three months ended March 31, 2013, there was no cash used in investing activities.

Net cash used in financing activities for the three months ended March 31, 2014 was $3.0 million as compared to $0.2 million for the three months ended March 31, 2013. The increase in net cash used in financing activities was primarily a result of a $0.7 million repayment of debt under our $44 Million Term Loan Facility, a $0.4 million repayment of debt under our $22 Million Term Loan Facility, $0.1 million for payments of common stock issuance costs and $0.1 million for payments of deferred financing costs. Cash dividends paid for the three months ended March 31, 2014 were $1.7 million compared to $0.2 million paid during the same period of 2013.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2014. The table reflects the agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112,000. We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as commercial bank debt as discussed above under “Liquidity and Capital Resources.” This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, as well as other fees associated with these facilities. Refer to Note 7 — Debt in our condensed consolidated financial statements for further information regarding the amendment to the 2010 Credit Facility as well as the terms of the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements	$166,813	$3,188	$110,750	$8,500	$44,375
Interest and borrowing fees	19,920	4,323	10,604	3,605	1,388
Remainder of purchase price of vessels (2)	95,200	53,200	42,000	—	—
Sales and purchase fees (2)	1,120	560	560	—	—
Total	$283,053	$61,271	$163,914	$12,105	$45,763

(1)         Represents the nine-month period ending December 31, 2014.

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

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet. As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $250 per vessel and is included in our estimated drydocking costs below. The upgrades have been successfully installed on three of our vessels, the Baltic Cougar, the Baltic Panther and the Baltic Wind, which completed their planned drydockings during the first quarter of 2014.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (April 1 — December 31, 2014)	$2.7	60
2015	$3.6	100

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

We incurred drydocking costs of $1,674 and $0 during the three months ended March 31, 2014 and 2013.

Three of our vessels were drydocked during the three months ended March 31, 2014.  The Baltic Cougar, the Baltic Panther and the Baltic Wind completed drydockings during the first quarter and were on planned offhire for 56.5 days in connection with the scheduled drydockings.  We estimate that three of our vessels will be drydocked during the remainder of 2014 and five of our vessels will be drydocked during 2015.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2013 10-K.

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

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2013 10-K. We have never sold any of our vessels.

Pursuant to our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these Facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility at March 31, 2014 and December 31, 2013.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2014 and December 31, 2013.

At March 31, 2014, the vessel valuations of all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox, the Baltic Hare and the Baltic Lion, were lower than their carrying values at March 31, 2014. At December 31, 2013, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and the Baltic Hare, were lower than their carrying values at December 31, 2013.  The most recent compliance testing dates as of March 31, 2014 and December 31, 2013 was December 31, 2013 for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

The amount by which the carrying value at March 31, 2014 of all the vessels in our fleet, with the exception of the Baltic Fox, the Baltic Hare and Baltic Lion, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.5 million to $20.2 million per vessel, and $100.4 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2013 of all the vessels in our fleet, with the exception of the Baltic Fox and Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $20.9 million per vessel, and $103.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.0 million as of March 31, 2014 and $9.4 million as of December 31, 2013. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2014	December 31, 2013

2010 Credit Facility
Baltic Leopard	2009	2009	$30,459	$30,608
Baltic Panther	2009	2010	30,576	30,686
Baltic Cougar	2009	2010	30,720	30,837
Baltic Jaguar	2009	2010	30,609	30,756
Baltic Bear	2010	2010	63,706	64,378
Baltic Wolf	2010	2010	63,359	64,014
Baltic Wind	2009	2010	29,234	29,366
Baltic Cove	2010	2010	29,420	29,724
Baltic Breeze	2010	2010	29,987	30,291
TOTAL			$338,070	$340,660

$22 Million Term Loan Facility
Baltic Fox	2010	2013	20,973	21,224
Baltic Hare	2009	2013	19,928	20,152
TOTAL			$40,901	$41,376

$44 Million Term Loan Facility
Baltic Lion	2012	2013	52,704	53,114
Baltic Tiger	2011	2013	50,552	50,919
TOTAL			$103,256	$104,033

Consolidated Total			$482,227	$486,069

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Additionally, effective August 30, 2013 and December 3, 2013, we entered into the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing for the purchase of four vessels during the year ended December 31, 2013.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.4 million in interest expense for the three months ended March 31, 2014.

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

ITEM 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), which could materially affect our business, financial condition or future results. Below is updated information for the following risk factors:

We depend on Genco to assist us in operating our business and competing in our markets, and our business will be harmed if Genco fails to assist us effectively.

As discussed herein, Genco commenced bankruptcy proceedings to reorganize under Chapter 11 of the Bankruptcy Code on April 21, 2014.  In connection with its bankruptcy case, Genco will have the right to reject the Management Agreement.  If it were to do so, the Company could be materially and adversely effected.

Genco and its affiliates may compete with us or claim business opportunities that would benefit us.

In connection with its bankruptcy case, Genco will also have the right to reject the Omnibus Agreement with the Company.  Genco’s rejection of the Omnibus Agreement in connection with its bankruptcy proceedings could have a material adverse effect on the Company as it would eliminate its obligation to provide the Company with a right of first refusal with respect to spot charter opportunities.

Refer to Note 7 — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.

Item 6.  EXHIBITS

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

4.1	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(2)

10.1	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(3)

10.2	Letter Agreement dated March 26, 2014 between Baltic Trading and John C. Wobensmith.(3)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(2)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2014.

(3)                                 Incorporated by reference to Genco Shipping & Trading Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: May 12, 2014	By:	/s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited.(1)

4.1	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(2)

10.1	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(3)

10.2	Letter Agreement dated March 26, 2014 between Baltic Trading and John C. Wobensmith.(3)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(2)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2014.

(3)                                 Incorporated by reference to Genco Shipping & Trading Limited’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(Remainder of page left intentionally blank)