Form 10-Q
period 2014-06-30
Baltic Trading Ltd
filed 2014-08-08
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2014: common stock, $0.01 per share — 51,205,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

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

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$27,270	$58,193
Due from charterers, net of a reserve of $34 and $104, respectively	3,018	4,412
Prepaid expenses and other current assets	4,705	4,085
Total current assets	34,993	66,690

Noncurrent assets:
Vessels, net of accumulated depreciation of $62,632 and $52,459, respectively	477,339	486,069
Deposits on vessels	28,634	1,013
Deferred drydock, net of accumulated amortization of $153 and $0, respectively	3,321	108
Fixed assets, net of accumulated depreciation of $52 and $47, respectively	111	678
Deferred financing costs, net of accumulated amortization of $2,163 and $1,785, respectively	2,463	2,809
Total noncurrent assets	511,868	490,677

Total assets	$546,861	$557,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,347	$3,782
Deferred revenue	135	409
Due to Parent	163	198
Current portion of long-term debt	4,250	4,250
Total current liabilities	9,895	8,639

Noncurrent liabilities:
Long-term debt	161,500	163,625
Total noncurrent liabilities:	161,500	163,625

Total liabilities	171,395	172,264

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 51,205,241 and 51,168,896 shares at June 30, 2014 and December 31, 2013, respectively	512	512
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 at June 30, 2014 and December 31, 2013	64	64
Additional paid-in capital	412,306	412,736
Accumulated deficit	(37,416)	(28,209)
Total shareholders’ equity	375,466	385,103

Total liabilities and shareholders’ equity	$546,861	$557,367

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$10,703	$6,379	$23,794	$12,365

Operating expenses:
Voyage expenses	368	157	788	738
Voyage expenses to Parent	135	82	303	155
Vessel operating expenses	6,332	4,248	12,883	8,113
General, administrative, and technical management fees	1,931	1,184	3,904	2,475
Management fees to Parent	887	614	1,765	1,222
Depreciation and amortization	5,258	3,682	10,361	7,325

Total operating expenses	14,911	9,967	30,004	20,028

Operating loss	(4,208)	(3,588)	(6,210)	(7,663)

Other (expense) income:
Other (expense) income	(10)	(3)	(30)	4
Interest income	5	2	15	3
Interest expense	(1,436)	(1,023)	(2,945)	(2,039)

Other expense, net	(1,441)	(1,024)	(2,960)	(2,032)

Loss before income taxes	(5,649)	(4,612)	(9,170)	(9,695)
Income tax expense	(25)	(13)	(37)	(13)

Net loss	$(5,674)	$(4,625)	$(9,207)	$(9,708)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.10)	$(0.19)	$(0.16)	$(0.41)
Net loss per share-diluted	$(0.10)	$(0.19)	$(0.16)	$(0.41)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.01	$0.04	$0.02

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2014	$512	$64	$412,736	$(28,209)	$385,103

Net loss				(9,207)	(9,207)

Cash dividends paid ($0.04 per share)			(2,301)		(2,301)

Issuance of 36,345 shares of nonvested common stock	—		—		—

Nonvested stock amortization			1,871		1,871

Balance — June 30, 2014	$512	$64	$412,306	$(37,416)	$375,466

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(9,708)	(9,708)

Cash dividends paid ($0.02 per share)			(460)		(460)

Issuance of 6,419,217 shares of common stock	64		21,495		21,559

Issuance of 128,383 shares of Class B Stock		1	(1)		—

Issuance of 59,680 shares of nonvested common stock	1		(1)		—

Nonvested stock amortization			815		815

Balance — June 30, 2013	$238	$58	$299,097	$(26,525)	$272,868

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,207)	$(9,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,361	7,325
Amortization of deferred financing costs	378	231
Amortization of nonvested stock compensation expense	1,871	815
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,394	(287)
Increase in prepaid expenses and other current assets	(620)	(488)
Increase in accounts payable and accrued expenses	2,176	238
Decrease in due to Parent	(50)	(5)
(Decrease) increase in deferred revenue	(274)	31
Deferred drydock costs incurred	(3,367)	—

Net cash provided by (used in) operating activities	2,662	(1,848)

Cash flows from investing activities:
Purchase of vessels, including deposits	(28,905)	—
Purchase of fixed assets	(96)	(61)

Net cash used in investing activities	(29,001)	(61)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	1,000
Repayments on the $22 Million Term Loan Facility	(750)	—
Repayments on the $44 Million Term Loan Facility	(1,375)	—
Cash dividends paid	(2,238)	(460)
Proceeds from issuance of common stock	—	21,838
Payment of common stock issuance costs	(111)	(17)
Payment of deferred financing costs	(110)	—

Net cash (used in) provided by financing activities	(4,584)	22,361

Net (decrease) increase in cash and cash equivalents	(30,923)	20,452

Cash and cash equivalents at beginning of period	58,193	3,280

Cash and cash equivalents at end of period	$27,270	$23,732

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

At June 30, 2014, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of June 30, 2014 and December 31, 2013, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 6,356,471 shares of the Company’s Class B stock represented an 11.04% and 11.05% ownership interest in the Company, respectively, and 65.06% and 65.08% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.  Pursuant to an amendment to Genco’s $1.4 billion credit facility entered into on August 1, 2012, all of the Company’s Class B stock is pledged as security for Genco’s obligations under such facility.

On April 21, 2014, Genco and certain of its direct and indirect subsidiaries (the “Debtors”) filed petitions for chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On April 24, 2014, the Bankruptcy Court approved the form of combined notice of commencement of the Chapter 11 Cases, the combined hearing on the Debtors’ solicitation procedures, confirmation of the Debtors’ prepackaged plan of reorganization (the “Prepack Plan”) and the adequacy of the related disclosure statement.  Subsequently, on July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”) which confirmed the First Amended  Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  On July 9, 2014, the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  Refer to Note 7 — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended June 30, 2014 and 2013 was $5,133 and $3,680, respectively.  Depreciation expense for vessels for the six months ended June 30, 2014 and 2013 was $10,200 and $7,319, respectively.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended June 30, 2014 and 2013, the Company had United States operations that resulted in United States source income of $1,245 and $639, respectively.  The Company’s estimated United States income tax expense for the three months ended June 30, 2014 and 2013 was $25 and $13, respectively.  Additionally, during the six months ended June 30, 2014 and 2013, the Company had United States operations that resulted in United States source income of $1,813 and $639, respectively.  The Company’s estimated United States income tax expense for the six months ended June 30, 2014 and 2013 was $37 and $13, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of June 30, 2014 and December 31, 2013, the Company had an accrual of $135 and $231, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net (gains) losses of ($10) and $2 during the three months ended June 30, 2014 and 2013, respectively, and $18 and ($9) during the six months ended June 30, 2014 and 2013, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

3 - CASH FLOW INFORMATION

For the six months ended June 30, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $178 for the purchase of vessels, including deposits, and $19 for the purchase of fixed assets.  For the six months ended June 30, 2014, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $15 for the purchase of vessels, including deposits.  Lastly, for the six months ended June 30, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $64 for payment of dividends on Genco’s Class B shares.

For the six months ended June 30, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $262 for the payment of common stock issuance costs.

During the six months ended June 30, 2014, the Company made a reclassification of $675 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the six months ended June 30, 2014 and 2013, cash paid for interest, net of amount capitalized, was $2,579 and $1,788, respectively.

During the six months ended June 30, 2014 and 2013, cash paid for estimated income taxes was $35 and $12, respectively.

On April 9, 2014, the Company made grants of nonvested common stock in the amount of 36,345 shares in the aggregate to directors of the Company.  The fair value of such nonvested stock was $225.

On May 16, 2013, the Company made grants of nonvested common stock in the amount of 59,680 shares in the aggregate to directors of the Company. The fair value of such nonvested stock was $225.  The shares vested on April 9, 2014.

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

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. The Company agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to the Company during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively. As of June 30, 2014 and December 31, 2013, deposits on vessels were $28,634 and $1,013, respectively, related to these newbuilding vessels. The Company intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Capitalized interest expense associated with newbuilding contracts for the three months ended June 30, 2014 and 2013 was $177 and $0, respectively.  Capitalized interest expense associated with newbuilding contracts for the six months ended June 30, 2014 and 2013 was $276 and $0, respectively.

5 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,241,594 nonvested shares outstanding at June 30, 2014 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Three Months Ended June 30, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(5,033)	$(641)

Denominator:
Weighted-average shares outstanding, basic	49,958,400	6,356,471

Basic net loss per share	$(0.10)	$(0.10)

Diluted net loss per share:
Numerator:
Allocation of loss	$(5,033)	$(641)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(704)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	63	—
Allocation of loss	$(5,674)	$(641)

Denominator:
Weighted-average shares outstanding used in basic computation	49,958,400	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,314,871	6,356,471

Diluted net loss per share	$(0.10)	$(0.10)

	For the Three Months Ended June 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,559)	$(1,066)

Denominator:
Weighted-average shares outstanding, basic	19,176,913	5,747,055

Basic net loss per share	$(0.19)	$(0.19)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,559)	$(1,066)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,123)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	57	—
Allocation of loss	$(4,625)	$(1,066)

Denominator:
Weighted-average shares outstanding used in basic computation	19,176,913	5,747,055
Add:
Conversion of Class B to common shares	5,747,055	—

Weighted-average shares outstanding, diluted	24,923,968	5,747,055

Diluted net loss per share	$(0.19)	$(0.19)

	For the Six Months Ended June 30, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(8,166)	$(1,041)

Denominator:
Weighted-average shares outstanding, basic	49,884,348	6,356,471

Basic net loss per share	$(0.16)	$(0.16)

Diluted net loss per share:
Numerator:
Allocation of loss	$(8,166)	$(1,041)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,295)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	254	—
Allocation of loss	$(9,207)	$(1,041)

Denominator:
Weighted-average shares outstanding used in basic computation	49,884,348	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,240,819	6,356,471

Diluted net loss per share	$(0.16)	$(0.16)

	For the Six Months Ended June 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(7,358)	$(2,350)

Denominator:
Weighted-average shares outstanding, basic	17,924,791	5,723,204

Basic net loss per share	$(0.41)	$(0.41)

Diluted net loss per share:
Numerator:
Allocation of loss	$(7,358)	$(2,350)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,464)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	114	—
Allocation of loss	$(9,708)	$(2,350)

Denominator:
Weighted-average shares outstanding used in basic computation	17,924,791	5,723,204
Add:
Conversion of Class B to common shares	5,723,204	—

Weighted-average shares outstanding, diluted	23,647,995	5,723,204

Diluted net loss per share	$(0.41)	$(0.41)

6 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the six months ended June 30, 2014 and 2013, the Company incurred legal services aggregating $3 and $7, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At June 30, 2014 and December 31, 2013, $0 and $25, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the six months ended June 30, 2014 and 2013, Aegean supplied lubricating oils to the Company’s vessels aggregating $534 and $204, respectively.  At June 30, 2014 and December 31, 2013, $104 and $51 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the six months ended June 30, 2014 and 2013, the Company incurred internal audit service fees of $21 and $14, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At June 30, 2014 and December 31, 2013, the amount due to Genco from the Company was $11 and $18, respectively, for such services and is included in Due to Parent.

During the six months ended June 30, 2014 and 2013, Genco, the Company’s Parent, incurred costs of $179 and $40, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  Included in the costs of $179 during the six months ended June 30, 2014 was the second quarter 2014 dividend payment due to Genco for its Class B shares in the amount of $64.  At June 30, 2014 and December 31, 2013, the amount due to Genco from the Company was $100 and $75, respectively, and is included in Due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the six months ended June 30, 2014 and 2013, the Company incurred costs of $2,067 and $1,376, respectively, pursuant to the Management Agreement.  At June 30, 2014, the amount due to Genco of $52 consisted of commercial service fees and is included in Due to Parent.  At December 31, 2013, the amount due to Genco of $105 consisted of commercial service fees and is included in Due to Parent.

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

As of June 30, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013. The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Credit Facility; therefore, only $7,750 is available for working capital purposes as of June 30, 2014.

As of June 30, 2014, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $102,250 at June 30, 2014 under the 2010 Credit Facility:

Period Ending December 31,	Total

2014 (July 1, 2014 — December 31, 2014)	$—
2015	2,250
2016	100,000

Total debt	$102,250

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of June 30, 2014, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At June 30, 2014 and December 31, 2013, the total outstanding debt balance was $20,875 and $21,625, respectively, as required repayments began on December 4, 2013.

As of June 30, 2014 the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $20,875 at June 30, 2014 under the $22 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (July 1, 2014 — December 31, 2014)	$750
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	14,125

Total debt	$20,875

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of June 30, 2014, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At June 30, 2014 and December 31, 2013, the total outstanding debt balance was $42,625 and $44,000, respectively, as required repayments began on March 24, 2014.

As of June 30, 2014, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $42,625 at June 30, 2014 under the $44 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (July 1, 2014 — December 31, 2014)	$1,375
2015	2,750
2016	2,750
2017	2,750
2018	2,750
Thereafter	30,250

Total debt	$42,625

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%. This would result in a change of control as defined under the Company’s 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco. Refer to Note 1 — General Information for discussion of Genco’s current economic status. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of Genco’s voting securities or (ii) Genco’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, the Company may have the right to terminate the Management Agreement, although the Company may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Effective Interest Rate (excluding impact of unused commitment fees)	3.34%	3.20%	3.34%	3.20%
Range of Interest Rates (excluding impact of unused commitment fees)	3.15% to 3.59%	3.19% to 3.20%	3.15% to 3.60%	3.19% to 3.21%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$27,270	$27,270	$58,193	$58,193
Floating rate debt	165,750	165,750	167,875	167,875

The fair value of floating rate debt under the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has recently obtained pursuant to the August 2013 Amendment to the existing 2010 Credit Facility, as per the debt agreement for the $22 Million Term Loan Facility that was effective August 30, 2013 and as per the debt agreement for the $44 Million Term Loan Facility that was effective December 3, 2013.  Refer to Note 7 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under its credit facilities.  The carrying values approximate the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at June 30, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses) approximate their fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities as of June 30, 2014 and December 31, 2013.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,188	$2,027
Prepaid items	1,447	1,117
Insurance receivable	998	70
Other	72	871
Total	$4,705	$4,085

10 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included as a component of interest expense in the Condensed Consolidated Statements of Operations.  At June 30, 2014 and December 31, 2013, the Company had deferred financing fees associated with the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

Total net deferred financing costs consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
2010 Credit Facility	$3,339	$3,339
$22 Million Term Loan Facility	529	518
$44 Million Term Loan Facility	758	737
Total deferred financing costs	4,626	4,594
Less: accumulated amortization	2,163	1,785
Total	$2,463	$2,809

Amortization expense of deferred financing costs for the three months ended June 30, 2014 and 2013 was $190 and $116, respectively.  Amortization expense of deferred financing costs for the six months ended June 30, 2014 and 2013 was $378 and $231, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$2,293	$1,011
Accrued vessel operating expenses	2,893	2,464
Accrued general and administrative expenses	161	307

Total	$5,347	$3,782

12 - FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2014	December 31, 2013
Fixed assets, at cost:
Computer equipment	$54	$43
Vessel equipment	109	682
Total cost	163	725
Less: accumulated depreciation	52	47
Total	$111	$678

Depreciation expense for fixed assets for the three months ended June 30, 2014 and 2013 was $5 and $2, respectively.  Depreciation expense for fixed assets for the six months ended June 30, 2014 and 2013 was $7 and $5, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessel assets during the six months ended June 30, 2014.

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the three months ended June 30, 2014 and 2013 was $10,703 and $6,379, respectively, and $23,794 and $12,365 during the six months ended June 30, 2014 and 2013, respectively.  Future minimum time charter revenue attributable to the Baltic Jaguar, which is committed to a noncancelable pool agreement with a fixed rate period as of July 29, 2014, is expected to be $66 for the remainder of 2014. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters and pool arrangements that the Company’s vessels were employed on as of June 30, 2014 have estimated expiration dates that range from August 2014 to September 2015.

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

The following table presents a summary of the Company’s restricted stock awards for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	36,345	6.19
Vested	(176,180)	10.53
Forfeited	—	—

Outstanding at June 30, 2014	1,241,594	$5.39

The total fair value of shares that vested under the Plan during the six months ended June 30, 2014 and 2013 was $1,143 and $643, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and six months ended June 30, 2014 and 2013, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
General, administrative and technical management fees	$908	$351	$1,871	$815

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of June 30, 2014, unrecognized compensation cost of $4,288 related to nonvested stock will be recognized over a weighted-average period of 3.01 years.

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

16 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company’s change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of June 30, 2014, the termination payment that would be due to Genco is approximately $20,951. Refer to Note 6 — Related Party Transactions for any costs incurred during the six months ended June 30, 2014 and 2013 pursuant to the Management Agreement.

17 - SUBSEQUENT EVENTS

On July 29, 2014, the Company declared a dividend of $0.01 per share to be paid on or about August 21, 2014 to shareholders of record as of August 14, 2014.  The aggregate amount of the dividend is expected to be approximately $576, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,095,000 dwt, and the average age of our fleet is currently 4.3 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete. After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 1,351,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which we exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third quarter and fourth quarter of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

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

Refer to pages 23 - 24 for a table of all vessels that have been or are expected to be delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.  However, see Note 7 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.  Also, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	364.0	182.0	182.0	100.0%
Supramax	364.0	364.0	—	—
Handysize	455.0	273.0	182.0	66.7%

Total	1,183.0	819.0	364.0	44.4%

Available days (2)
Capesize	364.0	182.0	182.0	100.0%
Supramax	319.9	358.6	(38.7)	(10.8)%
Handysize	442.7	273.0	169.7	62.2%

Total	1,126.6	813.6	313.0	38.5%

Operating days (3)
Capesize	363.0	182.0	181.0	99.5%
Supramax	319.8	358.6	(38.8)	(10.8)%
Handysize	442.7	271.5	171.2	63.1%

Total	1,125.5	812.1	313.4	38.6%

Fleet utilization (4)
Capesize	99.7%	100.0%	(0.3)%	(0.3)%
Supramax	100.0%	100.0%	—	—
Handysize	100.0%	99.5%	0.5%	0.5%

Fleet average	99.9%	99.8%	0.1%	0.1%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$11,271	$5,967	$5,304	88.9%
Supramax	7,522	7,645	(123)	(1.6)%
Handysize	8,338	8,473	(135)	(1.6)%

Fleet average	9,054	7,548	1,506	20.0%

Daily vessel operating expenses (6)
Capesize	$5,374	$5,503	$(129)	(2.3)%
Supramax	6,181	5,370	811	15.1%
Handysize	4,673	4,733	(60)	(1.3)%

Fleet average	5,353	5,187	166	3.2%

	For the Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	724.0	362.0	362.0	100.0%
Supramax	724.0	724.0	—	—
Handysize	905.0	543.0	362.0	66.7%

Total	2,353.0	1,629.0	724.0	44.4%

Available days (2)
Capesize	724.0	362.0	362.0	100.0%
Supramax	640.4	706.1	(65.7)	(9.3)%
Handysize	875.2	543.0	332.2	61.2%

Total	2,239.6	1,611.1	628.5	39.0%

Operating days (3)
Capesize	723.0	362.0	361.0	99.7%
Supramax	635.9	705.7	(69.8)	(9.9)%
Handysize	874.1	541.5	332.6	61.4%

Total	2,233.0	1,609.2	623.8	38.8%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1)%	(0.1)%
Supramax	99.3%	99.9%	(0.6)%	(0.6)%
Handysize	99.9%	99.7%	0.2%	0.2%

Fleet average	99.7%	99.9%	(0.2)%	(0.2)%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$13,547	$5,950	$7,597	127.7%
Supramax	8,112	7,183	929	12.9%
Handysize	8,800	7,821	979	12.5%

Fleet average	10,138	7,121	3,017	42.4%

Daily vessel operating expenses (6)
Capesize	$5,299	$5,458	$(159)	(2.9)%
Supramax	6,353	5,090	1,263	24.8%
Handysize	4,914	4,516	398	8.8%

Fleet average	5,475	4,980	495	9.9%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Voyage revenues (in thousands)	$10,703	$6,379	$23,794	$12,365
Voyage expenses (in thousands)	368	157	788	738
Voyage expenses to Parent (in thousands)	135	82	303	155
	$10,200	$6,140	22,703	$11,472
Total available days	1,126.6	813.6	2,239.6	1,611.1
Total TCE rate	$9,054	$7,548	$10,138	$7,121

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

Operating Data

The following discusses our financial results for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$10,703	$6,379	$4,324	67.8%

Operating Expenses:
Voyage expenses	368	157	211	134.4%
Voyage expenses to Parent	135	82	53	64.6%
Vessel operating expenses	6,332	4,248	2,084	49.1%
General, administrative and technical management fees	1,931	1,184	747	63.1%
Management fees to Parent	887	614	273	44.5%
Depreciation and amortization	5,258	3,682	1,576	42.8%

Total operating expenses	14,911	9,967	4,944	49.6%

Operating loss	(4,208)	(3,588)	(620)	17.3%
Other expense	(1,441)	(1,024)	(417)	40.7%

Loss before income taxes	(5,649)	(4,612)	(1,037)	22.5%
Income tax expense	(25)	(13)	(12)	92.3%
Net loss	$(5,674)	$(4,625)	$(1,049)	22.7%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.10)	$(0.19)	$0.09	(47.4)%
Net loss per share - diluted	$(0.10)	$(0.19)	$0.09	(47.4)%
Dividends declared and paid per share	$0.01	$0.01	$—	—

EBITDA (1)	$1,040	$91	$949	1,042.9%

	For the Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$23,794	$12,365	$11,429	92.4%

Operating Expenses:
Voyage expenses	788	738	50	6.8%
Voyage expenses to Parent	303	155	148	95.5%
Vessel operating expenses	12,883	8,113	4,770	58.8%
General, administrative and technical management fees	3,904	2,475	1,429	57.7%
Management fees to Parent	1,765	1,222	543	44.4%
Depreciation and amortization	10,361	7,325	3,036	41.4%

Total operating expenses	30,004	20,028	9,976	49.8%

Operating loss	(6,210)	(7,663)	1,453	(19.0)%
Other expense	(2,960)	(2,032)	(928)	45.7%

Loss before income taxes	(9,170)	(9,695)	525	(5.4)%
Income tax expense	(37)	(13)	(24)	184.6%
Net loss	$(9,207)	$(9,708)	$501	(5.2)%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.16)	$(0.41)	$0.25	(61.0)%
Net loss per share - diluted	$(0.16)	$(0.41)	$0.25	(61.0)%
Dividends declared and paid per share	$0.04	$0.02	$0.02	100.0%

EBITDA (1)	$4,121	$(334)	$4,455	(1,333.8)%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(5,674)	$(4,625)	$(9,207)	$(9,708)
Net interest expense	1,431	1,021	2,930	2,036
Income tax expense	25	13	37	13
Depreciation	5,258	3,682	10,361	7,325

EBITDA (1)	$1,040	$91	$4,121	$(334)

Results of Operations

Our revenues consist primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States

The following table reflects the current employment of our current fleet as well as information on vessels expected to join our fleet as of August 8, 2014:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	September 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2014	102.75% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)
Ultramax Vessels
Baltic Hornet	2014	TBD	TBD	TBD	Q3 2014
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015
Supramax Vessels
Baltic Leopard	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (8)
Baltic Jaguar	2009	Bulkhandling Handymax A/S	January 2015	Spot Pool (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	November 2014	Spot Pool (8)
Handysize Vessels
Baltic Wind	2009	Agriculture & Energy Carriers Ltd.	September 2014	110% of BHSI (10)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (11)
Baltic Breeze	2010	Cargill International S.A.	August 2014	115% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (13)

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

(3)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter based on 101.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco Shipping & Trading Limited (“Genco”).  The minimum and maximum expiration dates of the time charter are February 1, 2015 and April 15, 2015, respectively.

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

(7)         We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. The vessel will remain in the pool for a minimum period of three months at which point Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on May 28, 2014 after the completion of drydocking for scheduled repairs.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement to enter this vessel into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager.  The vessel will remain in the pool for a minimum of four months at which point Baltic Trading can withdraw the vessel with three months’ notice.  The vessel entered the pool on June 20, 2014.  However, for the initial 25 days, the vessel will earn a hire rate of $5,000 per day.

(10)  We have agreed to an extension with Agriculture & Energy Carriers Ltd. on a spot-market related time charter for 2 to 4.5 months based on 110% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension began on May 26, 2014.

(11)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel delivered to charterers on February 15, 2014.

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

Three months ended June 30, 2014 and 2013

VOYAGE REVENUES-

For the three months ended June 30, 2014 and 2013, voyage revenues were $10,703 and $6,379, respectively.  The increase in voyage revenues was primarily due to higher spot market rates achieved by our Capesize vessels as well as the increase in the size of our fleet during the second quarter of 2014 as compared to the second quarter of 2013.

The average TCE rate of our fleet was $9,054 a day for the three months ended June 30, 2014 as compared to $7,548 for the three months ended June 30, 2013.  The increase was due to higher spot market rates achieved by the Capesize vessels in our fleet as well as the operation of two additional Capesize vessels during the second quarter of 2014 as compared to the second quarter of 2013.  During the second quarter of 2014, excess vessel supply continued to weigh on the drybulk market, particularly during periods of weaker demand.  Lower Brazilian iron ore fixtures than the second half of 2013, a destocking period for coking coal in China, fewer soybean exports out of Argentina and the Indonesian mineral ore ban all contributed towards a softer freight rate environment.

For the three months ended June 30, 2014 and 2013, we had 1,183.0 and 819.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013. Fleet utilization remained stable at 99.9% during the three months ended June 30, 2014 as compared to 99.8% during the three months ended June 30, 2013.

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

For the three months ended June 30, 2014 and 2013, voyage expenses were $368 and $157, respectively.  The increase is primarily due to an increase in bunkers consumed during drydockings as well as an increase in third-party broker commissions as a result of the increase in voyage revenue earned during the second quarter of 2014 as compared to the second quarter of 2013.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $53 to $135 during the three months ended June 30, 2014 as compared to $82 during the three months ended June 30, 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our vessels, as well as the increase in the size of our fleet during the second quarter of 2014 as compared to the second quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $2,084 to $6,332 during the three months ended June 30, 2014 as compared to $4,248 during the three months ended June 30, 2013.  This increase was primarily due to a larger fleet as a result of the delivery of four vessels during the third and fourth quarter of 2013, as well as higher maintenance related expenses incurred during drydocking of vessels.

Daily vessel operating expenses increased to $5,353 per vessel per day during the three months ended June 30, 2014 from $5,187 per vessel per day during the three months ended June 30, 2013.  The increase in daily vessel operating expenses is primarily due to the timing of the drydocking of three of the 13 vessels in our fleet during the three months ended June 30, 2014.  Our actual daily vessel operating expenses per vessel for the three months ended June 30, 2014 were $47 below the budgeted rate of $5,400 per vessel per day.  We believe that daily vessel operating expense are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in its fleet will incur over a full year of operations.  Based on estimates provided by our technical managers and management’s views, we expect DVOE for 2014 to remain at approximately $5,400 per vessel per day on a weighted-average basis for the entire year.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended June 30, 2014 and 2013, general, administrative and technical management fees increased to $1,931 from $1,184, respectively.  The increase was primarily due to an increase in non-cash compensation expense.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of four vessels during the third and fourth quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended June 30, 2014 and 2013 increased to $887 from $614, respectively.  The increase was due to the delivery of four vessels during the third and fourth quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION -

Depreciation and amortization expense increased to $5,258 during the three months ended June 30, 2014 from $3,682 during the three months ended June 30, 2013 due to the delivery of four vessels during the third and fourth quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended June 30, 2014 and 2013, net interest expense was $1,431 and $1,021, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  These increases were partially offset by a decrease in interest expense related to the 2010 Credit Facility due to capitalized interest expense that was reclassed from interest expense to deposits on vessels for the four Ultramax vessels that we have agreed to acquire.  Refer to Note 7 — Debt and Note 4 — Vessel Acquisitions in our condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

For the three months ended June 30, 2014 and 2013, income tax expense was $25 and $13, respectively.  During the three months ended June 30, 2014 and 2013, we had Unites States operations which resulted in United States source income of $1,245 and $639, respectively, which resulted in income tax expense of $25 and $13, respectively.

Six months ended June 30, 2014 and 2013

VOYAGE REVENUES-

For the six months ended June 30, 2014 and 2013, voyage revenues were $23,794 and $12,365, respectively.  The increase in voyage revenues was primarily due to higher spot market rates achieved by the majority of our vessels as well as the increase in the size of our fleet during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

The average TCE rate of our fleet was $10,138 a day for the six months ended June 30, 2014 as compared to $7,121 for the six months ended June 30, 2013.  The increase was due to higher spot market rates achieved by the majority of the vessels in our fleet as well as the operation of two additional Capesize vessels during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, we had 2,353.0 and 1,629.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013.  Fleet utilization remained relatively stable at 99.7% and 99.9% during the six months ended June 30, 2014 and 2013, respectively.

VOYAGE EXPENSES-

For the six months ended June 30, 2014 and 2013, voyage expenses increased marginally to $788 from $738, respectively.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $148 to $303 during the six months ended June 30, 2014 as compared to $155 during the six months ended June 30, 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by our vessels as well as the increase in the size of our fleet during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $4,770 during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  This increase was primarily due to a larger fleet as a result of the delivery of four vessels during the third and fourth quarter of 2013, as well as higher maintenance related expenses incurred during drydocking.

Daily vessel operating expenses increased to $5,475 per vessel per day during the six months ended June 30, 2014 from $4,980 per vessel per day during the six months ended June 30, 2013.  The increase in daily vessel operating expenses is due to higher maintenance related expenses incurred during drydocking.  Our actual daily vessel operating expenses per vessel for the six months ended June 30, 2014 were $75 above the budgeted rate of $5,400 per vessel per day.  The variance is due to the timing and amount of drydocking expenses, including the weighting of such expenses over the first six months of the year as compared to a year, resulting in relatively higher daily expenses for the first half of 2014 as compared to lower anticipated daily expenses for the second half of 2014; completion of the Baltic Cougar’s drydocking in the first quarter of 2014 rather than the fourth quarter of 2013 as the Company had contemplated in its vessel operating expense budgets; and higher than budgeted expense for repair and maintenance as well as stores and supplies in the drydockings.  Six vessels completed their drydockings during the first half of 2014, and there are no planned drydockings during the second half of 2014.  The Company believes daily vessel operating expense are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in its fleet will incur over a full year of operations.  The Company has not revised its original daily vessel operating expense budget of $5,400 for the year.

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the six months ended June 30, 2014 and 2013, general, administrative and technical management fees increased to $3,904 from $2,475, respectively.  The increase was primarily due to an increase in non-cash compensation expense.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of four vessels during the third and fourth quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the six months ended June 30, 2014 and 2013 increased to $1,765 from $1,222, respectively.  The increase was due to the delivery of four vessels during the third and fourth quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased to $10,361 during the six months ended June 30, 2014 from $7,325 during the six months ended June 30, 2013 due to the delivery of four vessels during the third and fourth quarter of 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the six months ended June 30, 2014 and 2013, net interest expense was $2,930 and $2,036, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  These increases were partially offset by a decrease in interest expense related to the 2010 Credit Facility due to capitalized interest expense that was reclassed from interest expense to deposits on vessels for the four Ultramax vessels that we have agreed to acquire.  Refer to Note 7 — Debt and Note 4 — Vessel Acquisitions in our condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

During the six months ended June 30, 2014 and 2013, we had United States operations which resulted in United States source income of $1,813 and $639, respectively, which resulted in net income tax expense of $37 and $13, respectively.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also made borrowings to date under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility.  We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes and anticipated debt or equity financing to be obtained to fund the vessels to be purchased from Yangfan Group Co., Ltd, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  The amended 2010 Credit Facility matures on November 30, 2016.  There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  Refer to the 2013 10-K for descriptions of these amendments.  As of June 30, 2014, to remain in compliance with a net worth covenant in the 2010 Credit Facility, we need to maintain a net worth of $300,878.

Borrowings of up to $25,000, subject to the total remaining availability under the 2010 Credit Facility, are available for working capital purposes.  The repayment structure under the amended 2010 Credit Facility has been modified effective August 29, 2013 which reduced the total commitment to $110,000 on August 29, 2013, and there will be three consecutive semi-annual commitment reductions of $5,000 each commencing on May 30, 2015 with a balloon payment at the end of the facility due on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of June 30, 2014, total borrowings, including $2,500 for working capital purposes, under the 2010 Credit Facility were $102,250. Additionally, as of June 30, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $110,000. All of the $7,750 available under the 2010 Credit Facility was available for working capital purposes as of June 30, 2014. The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through the use of equity and debt financing. We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of June 30, 2014, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility. On April 21, 2014, Genco and certain of its direct and indirect subsidiaries (the “Debtors”) filed petitions for chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On April 24, 2014, the Bankruptcy Court approved the form of combined notice of commencement of the Chapter 11 Cases, the combined hearing on the Debtors’ solicitation procedures, confirmation of the Debtors’ prepackaged plan of reorganization (the “Prepack Plan”) and the adequacy of the related disclosure statement.  Subsequently, on July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”) which confirmed the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  On July 9, 2014, the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  Refer to Note 7 of the Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.  Also, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively. As of June 30, 2014, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility. At June 30, 2014, the total outstanding debt balance was $20,875.

As of June 30, 2014, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively. As of June 30, 2014, we have utilized our maximum borrowing capacity of $44,000 and there is no further availability. At June 30, 2014, the total outstanding debt balance was $42,625.

As of June 30, 2014, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which we exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The Baltic Hornet and Baltic Wasp are expected to be delivered to us during the third and fourth quarters of 2014, respectively. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand and future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2013 and the first and second quarters of 2014; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2014
2nd Quarter	$0.01	7/29/2014
1st Quarter	$0.01	5/5/2014
FISCAL YEAR ENDED DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2014 was $2.7 million compared to net cash used in operating activities of $1.8 million for the six months ended June 30, 2013. The $4.5 million change in cash provided by operating activities was a result of the following factors:  we recorded a lower recorded net loss in the amount of $9.2 million for the six months ended June 30, 2014 compared to a net loss of $9.7 million for the six months ended June 30, 2013.  As a result of the increase in the size of our fleet, included in the net loss was an increase in depreciation and amortization of $3.0 million for the six months ended June 30, 2014 compared to the prior year period.  The change in accounts receivable balances year-over-year resulted in an additional $1.7 million due to the timing of payments received from charterers. Additionally, the year-over-year change in accounts payable and accrued expenses resulted in an increase of $1.9 million which is related to the timing of drydocking related expenses incurred during the second quarter of 2014.  The increases in cash provided by operating activities were partially offset by a $3.4 million increase in deferred drydocking costs incurred, as six of our vessels were drydocked during the first half of 2014.

Net cash used in investing activities for the six months ended June 30, 2014 was $29.0 million and primarily related to deposits made for our newbuilding Ultramax vessels.  For the six months ended June 30, 2013, net cash used in investing activities was $61,000 and related to the purchase of fixed assets.

Net cash used in financing activities for the six months ended June 30, 2014 was $4.6 million as compared to net cash provided by financing activities of $22.4 million for the six months ended June 30, 2013. Net cash used in financing activities during the first half of 2014 was primarily due to a $1.4 million repayment of debt under our $44 Million Term Loan Facility and a $0.8 million repayment of debt under our $22 Million Term Loan Facility. Cash dividends paid for the six months ended June 30, 2014 were $2.2 million compared to $0.5 million paid during the same period of 2013. Net cash provided by financing activities for the six months ended June 30, 2013 mainly consisted of $21.8 million of proceeds from the issuance of common stock and $1.0 million of proceeds from the 2010 Credit Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of June 30, 2014. The table reflects the agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112,000. We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing as discussed above under “Liquidity and Capital Resources.” This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, as well as other fees associated with these facilities. Refer to Note 7 — Debt in our condensed consolidated financial statements for further information regarding the amendment to the 2010 Credit Facility as well as the terms of the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements	$165,750	$2,125	$110,750	$8,500	$44,375
Interest and borrowing fees	18,473	2,877	10,603	3,605	1,388
Remainder of purchase price of vessels (2)	84,000	44,800	39,200	—	—
Sales and purchase fees (2)	1,120	560	560	—	—
Total	$269,343	$50,362	$161,113	$12,105	$45,763

(1)         Represents the six-month period ending December 31, 2014.

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

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of four Capesize drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet. As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $250 per vessel and is included in our estimated drydocking costs below, if applicable. The upgrades have been successfully installed on five of our vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (July 1 — December 31, 2014)	$—	—
2015	$3.6	100

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

We incurred drydocking costs of $3,367 and $0 during the six months ended June 30, 2014 and 2013.

Six of our vessels were drydocked during the six months ended June 30, 2014.  The Baltic Cougar, the Baltic Panther, the Baltic Wind, the Baltic Hare, the Baltic Leopard and the Baltic Jaguar completed drydockings during the first half of 2014 and were on planned offhire for 113.4 days in connection with the scheduled drydockings.  We estimate that none of our vessels will be drydocked during the remainder of 2014 and five of our vessels will be drydocked during 2015.

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

Pursuant to our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these Facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility at June 30, 2014 and December 31, 2013.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2014 and December 31, 2013.

At June 30, 2014, the vessel valuations of all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox, the Baltic Hare, the Baltic Lion and the Baltic Tiger, were lower than their carrying values at June 30, 2014. At December 31, 2013, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and the Baltic Hare, were lower than their carrying values at December 31, 2013.  The most recent compliance testing dates as of June 30, 2014 and December 31, 2013 was June 30, 2014 and December 31, 2013, respectively, for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

The amount by which the carrying value at June 30, 2014 of all the vessels in our fleet, with the exception of the Baltic Fox, the Baltic Hare, the Baltic Lion and the Baltic Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $7.8 million to $14.9 million per vessel, and $92.5 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2013 of all the vessels in our fleet, with the exception of the Baltic Fox and Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $20.9 million per vessel, and $103.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.3 million as of June 30, 2014 and $9.4 million as of December 31, 2013. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	June 30, 2014	December 31, 2013

2010 Credit Facility
Baltic Leopard	2009	2009	$30,154	$30,608
Baltic Panther	2009	2010	30,231	30,686
Baltic Cougar	2009	2010	30,375	30,837
Baltic Jaguar	2009	2010	30,307	30,756
Baltic Bear	2010	2010	63,026	64,378
Baltic Wolf	2010	2010	62,696	64,014
Baltic Wind	2009	2010	28,903	29,366
Baltic Cove	2010	2010	29,099	29,724
Baltic Breeze	2010	2010	29,667	30,291
TOTAL			$334,458	$340,660

$22 Million Term Loan Facility
Baltic Fox	2010	2013	20,772	21,224
Baltic Hare	2009	2013	19,719	20,152
TOTAL			$40,491	$41,376

$44 Million Term Loan Facility
Baltic Lion	2012	2013	52,260	53,114
Baltic Tiger	2011	2013	50,130	50,919
TOTAL			$102,390	$104,033

Consolidated Total			$477,339	$486,069

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Additionally, effective August 30, 2013 and December 3, 2013, we entered into the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing for the purchase of four vessels during the year ended December 31, 2013.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $0.8 million in interest expense for the six months ended June 30, 2014.

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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: August 8, 2014	By:	/s/ John C. Wobensmith
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

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Six Months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(Remainder of page left intentionally blank)