Form 10-Q
period 2014-09-30
Baltic Trading Ltd
filed 2014-11-10
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2014: common stock, $0.01 per share — 51,205,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

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

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$23,170	$58,193
Due from charterers, net of a reserve of $52 and $104, respectively	3,172	4,412
Prepaid expenses and other current assets	5,800	4,085
Total current assets	32,142	66,690

Noncurrent assets:
Vessels, net of accumulated depreciation of $67,694 and $52,459, respectively	472,228	486,069
Deposits on vessels	29,079	1,013
Deferred drydock, net of accumulated amortization of $329 and $0, respectively	3,178	108
Fixed assets, net of accumulated depreciation of $58 and $47, respectively	105	678
Deferred financing costs, net of accumulated amortization of $2,354 and $1,785, respectively	2,272	2,809
Total noncurrent assets	506,862	490,677

Total assets	$539,004	$557,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,831	$3,782
Deferred revenue	118	409
Due to Parent	36	198
Current portion of long-term debt	4,250	4,250
Total current liabilities	8,235	8,639

Noncurrent liabilities:
Long-term debt	160,438	163,625
Total noncurrent liabilities:	160,438	163,625

Total liabilities	168,673	172,264

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 51,205,241 and 51,168,896 shares at September 30, 2014 and December 31, 2013, respectively	512	512
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 at September 30, 2014 and December 31, 2013	64	64
Additional paid-in capital	412,626	412,736
Accumulated deficit	(42,871)	(28,209)
Total shareholders’ equity	370,331	385,103

Total liabilities and shareholders’ equity	$539,004	$557,367

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$10,039	$9,102	$33,833	$21,467

Operating expenses:
Voyage expenses	170	238	958	977
Voyage expenses to Parent	127	118	430	272
Vessel operating expenses	5,647	4,219	18,530	12,332
General, administrative, and technical management fees	2,012	1,144	5,918	3,619
Management fees to Parent	897	659	2,662	1,881
Depreciation and amortization	5,243	3,847	15,604	11,172

Total operating expenses	14,096	10,225	44,102	30,253

Operating loss	(4,057)	(1,123)	(10,269)	(8,786)

Other (expense) income:
Other income (expense)	7	(12)	(23)	(8)
Interest income	3	5	18	8
Interest expense	(1,393)	(1,132)	(4,338)	(3,171)

Other expense, net	(1,383)	(1,139)	(4,343)	(3,171)

Loss before income taxes	(5,440)	(2,262)	(14,612)	(11,957)
Income tax expense	(14)	(8)	(50)	(22)

Net loss	$(5,454)	$(2,270)	$(14,662)	$(11,979)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.10)	$(0.08)	$(0.26)	$(0.46)
Net loss per share-diluted	$(0.10)	$(0.08)	$(0.26)	$(0.46)
Dividends declared and paid per share of common and Class B Stock	$0.01	$0.01	$0.05	$0.03

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2014 and 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2014	$512	$64	$412,736	$(28,209)	$385,103

Net loss				(14,662)	(14,662)

Cash dividends paid ($0.05 per share)			(2,877)		(2,877)

Issuance of 36,345 shares of nonvested common stock	—		—		—

Nonvested stock amortization			2,767		2,767

Balance — September 30, 2014	$512	$64	$412,626	$(42,871)	$370,331

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2013	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(11,979)	(11,979)

Cash dividends paid ($0.03 per share)			(756)		(756)

Issuance of 20,219,217 shares of common stock	202		80,839		81,041

Issuance of 404,383 shares of Class B Stock		4	(4)		—

Issuance of 59,680 shares of nonvested common stock	1		(1)		—

Nonvested stock amortization			1,156		1,156

Balance — September 30, 2013	$376	$61	$358,483	$(28,796)	$330,124

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013

(U.S. Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,662)	$(11,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,604	11,172
Amortization of deferred financing costs	569	411
Amortization of nonvested stock compensation expense	2,767	1,156
Change in assets and liabilities:
Decrease (increase) in due from charterers	1,240	(3,022)
Increase in prepaid expenses and other current assets	(1,715)	(424)
Increase in accounts payable and accrued expenses	822	25
(Decrease) increase in due to Parent	(98)	32
Decrease in deferred revenue	(291)	(33)
Deferred drydock costs incurred	(3,399)	—

Net cash provided by (used in) operating activities	837	(2,662)

Cash flows from investing activities:
Purchase of vessels, including deposits	(29,459)	(41,447)
Purchase of fixed assets	(116)	(123)

Net cash used in investing activities	(29,575)	(41,570)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	1,000
Proceeds from the $22 Million Term Loan Facility	—	22,000
Repayments on the $22 Million Term Loan Facility	(1,125)	—
Repayments on the $44 Million Term Loan Facility	(2,062)	—
Cash dividends paid	(2,877)	(756)
Proceeds from issuance of common stock	—	81,700
Payment of common stock issuance costs	(111)	(379)
Payment of deferred financing costs	(110)	(696)

Net cash (used in) provided by financing activities	(6,285)	102,869

Net (decrease) increase in cash and cash equivalents	(35,023)	58,637

Cash and cash equivalents at beginning of period	58,193	3,280

Cash and cash equivalents at end of period	$23,170	$61,917

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

At September 30, 2014, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly Owned Subsidiaries	Vessels	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010
Baltic Fox Limited	Baltic Fox	31,883	September 6, 2013	2010
Baltic Hare Limited	Baltic Hare	31,887	September 5, 2013	2009
Baltic Lion Limited	Baltic Lion	179,185	December 27, 2013	2012
Baltic Tiger Limited	Baltic Tiger	179,185	November 26, 2013	2011
Baltic Hornet Limited	Baltic Hornet	63,574	October 29, 2014	2014
Baltic Wasp Limited	Baltic Wasp	64,000	Q4 2014 (1)	2014 (1)
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

(1)         Built dates and delivery dates for vessels being delivered in the future are estimates based on the guidance received from the sellers and the respective shipyards.

As of September 30, 2014 and December 31, 2013, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 6,356,471 shares of the Company’s Class B stock represented an 11.04% and 11.05% ownership interest in the Company, respectively, and 65.06% and 65.08% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended September 30, 2014 and 2013 was $5,061 and $3,844, respectively.  Depreciation expense for vessels for the nine months ended September 30, 2014 and 2013 was $15,261 and $11,163, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. The undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, upon the emergence from bankruptcy by Genco, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the three and nine months ended September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $133.  The decrease in depreciation expense did not result in a change to the basic and diluted net loss per share during the three and nine months ended September 30, 2014.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended September 30, 2014 and 2013, the Company had United States operations that resulted in United States source income of $689 and $420, respectively.  The Company’s estimated United States income tax expense for the three months ended September 30, 2014 and 2013 was $14 and $8, respectively.  Additionally, during the nine months ended September 30, 2014 and 2013, the Company had United States operations that resulted in United States source income of $2,502 and $1,059, respectively.  The Company’s estimated United States income tax expense for the nine months ended September 30, 2014 and 2013 was $50 and $22, respectively.

Deferred revenue

Deferred revenue includes cash received from charterers prior to it being earned. These amounts are recognized as voyage revenue when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of September 30, 2014 and December 31, 2013, the Company had an accrual of $117 and $231, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net losses of $0 and $87 during the three months ended September 30, 2014 and 2013, respectively, and $18 and $79 during the nine months ended September 30, 2014 and 2013, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreement.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

3 - CASH FLOW INFORMATION

For the nine months ended September 30, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $34 for the purchase of vessels, including deposits line item.

For the nine months ended September 30, 2013, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $69 for the purchase of vessels, including deposits line item and $33 for the purchase of fixed assets. For the nine months ended September 30, 2013, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in accounts payable and accrued expenses of $123 for the payment of deferred financing costs and $280 for the payment of common stock issuance costs. For the nine months ended September 30, 2013, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $36 for the purchase of fixed assets.

During the nine months ended September 30, 2014, the Company made a reclassification of $675 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the nine months ended September 30, 2014 and 2013, cash paid for interest, net of amount capitalized, was $3,782 and $2,700, respectively.

During the nine months ended September 30, 2014 and 2013, cash paid for estimated income taxes was $55 and $22, respectively.

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

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. The Company agreed to purchase two such vessels, to be named the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014. These vessels are to be named the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp is expected to be delivered to the Company during the fourth quarter of 2014. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively. As of September 30, 2014 and December 31, 2013, deposits on vessels were $29,079 and $1,013, respectively, related to these newbuilding vessels. The Company intends to use a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the 2014 Term Loan Facilities as described in Note 7 — Debt, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

Capitalized interest expense associated with newbuilding contracts for the three months ended September 30, 2014 and 2013 was $227 and $0, respectively.  Capitalized interest expense associated with newbuilding contracts for the nine months ended September 30, 2014 and 2013 was $500 and $0, respectively.

5 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with Accounting Standards Codification (“ASC”) 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,241,594 nonvested shares outstanding at September 30, 2014 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive. The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Three Months Ended September 30, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(4,839)	$(615)

Denominator:
Weighted-average shares outstanding, basic	49,963,647	6,356,471

Basic net loss per share	$(0.10)	$(0.10)

Diluted net loss per share:
Numerator:
Allocation of loss	$(4,839)	$(615)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(679)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	64	—
Allocation of loss	$(5,454)	$(615)

Denominator:
Weighted-average shares outstanding used in basic computation	49,963,647	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,320,118	6,356,471

Diluted net loss per share	$(0.10)	$(0.10)

	For the Three Months Ended September 30,2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(1,827)	$(443)

Denominator:
Weighted-average shares outstanding, basic	24,122,467	5,845,471

Basic net loss per share	$(0.08)	$(0.08)

Diluted net loss per share:
Numerator:
Allocation of loss	$(1,827)	$(443)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(501)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	58	—
Allocation of loss	$(2,270)	$(443)

Denominator:
Weighted-average shares outstanding used in basic computation	24,122,467	5,845,471
Add:
Conversion of Class B to common shares	5,845,471	—

Weighted-average shares outstanding, diluted	29,967,938	5,845,471

Diluted net loss per share	$(0.08)	$(0.08)

	For the Nine Months Ended September 30, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(13,006)	$(1,656)

Denominator:
Weighted-average shares outstanding, basic	49,911,071	6,356,471

Basic net loss per share	$(0.26)	$(0.26)

Diluted net loss per share:
Numerator:
Allocation of loss	$(13,006)	$(1,656)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(1,974)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	318	—
Allocation of loss	$(14,662)	$(1,656)

Denominator:
Weighted-average shares outstanding used in basic computation	49,911,071	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,267,542	6,356,471

Diluted net loss per share	$(0.26)	$(0.26)

	For the Nine Months Ended September 30, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,300)	$(2,679)

Denominator:
Weighted-average shares outstanding, basic	20,013,385	5,764,408

Basic net loss per share	$(0.46)	$(0.46)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,300)	$(2,679)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,851)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	172	—
Allocation of loss	$(11,979)	$(2,679)

Denominator:
Weighted-average shares outstanding used in basic computation	20,013,385	5,764,408
Add:
Conversion of Class B to common shares	5,764,408	—

Weighted-average shares outstanding, diluted	25,777,793	5,764,408

Diluted net loss per share	$(0.46)	$(0.46)

6 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the nine months ended September 30, 2014 and 2013, the Company incurred legal services aggregating $5 and $20, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At September 30, 2014 and December 31, 2013, $2 and $25, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the nine months ended September 30, 2014 and 2013, Aegean supplied lubricating oils to the Company’s vessels aggregating $668 and $323, respectively.  At September 30, 2014 and December 31, 2013, $84 and $51 remained outstanding to Aegean, respectively.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the nine months ended September 30, 2014 and 2013, the Company incurred internal audit service fees of $27 and $23, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At September 30, 2014 and December 31, 2013, the amount due to Genco from the Company was $7 and $18, respectively, for such services and is included in Due to Parent.

During the nine months ended September 30, 2014 and 2013, Genco, the Company’s Parent, incurred costs of $174 and $106, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At September 30, 2014 and December 31, 2013, the amount due to Genco from the Company was $0 and $75, respectively, and is included in Due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the nine months ended September 30, 2014 and 2013, the Company incurred costs of $3,092 and $2,563, respectively, pursuant to the Management Agreement.  At September 30, 2014, the amount due to Genco of $29 consisted of commercial service fees and is included in Due to Parent.  At December 31, 2013, the amount due to Genco of $105 consisted of commercial service fees and is included in Due to Parent.

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

As of September 30, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 on August 29, 2013. The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Credit Facility; therefore, only $7,750 is available for working capital purposes as of September 30, 2014.

As of September 30, 2014, the Company believes it is in compliance with all of the financial covenants under the 2010 Credit Facility, as amended.

The following table sets forth the repayment of the outstanding debt of $102,250 at September 30, 2014 under the 2010 Credit Facility:

Period Ending December 31,	Total

2014 (October 1, 2014 — December 31, 2014)	$—
2015	2,250
2016	100,000

Total debt	$102,250

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of September 30, 2014, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At September 30, 2014 and December 31, 2013, the

total outstanding debt balance was $20,500 and $21,625, respectively, as required repayments began on December 4, 2013.

As of September 30, 2014 the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $20,500 at September 30, 2014 under the $22 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (October 1, 2014 — December 31, 2014)	$375
2015	1,500
2016	1,500
2017	1,500
2018	1,500
Thereafter	14,125

Total debt	$20,500

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

Borrowings under the $44 Million Term Loan Facility are secured by liens on the Company’s vessels to be financed or refinanced with borrowings under the facility, namely the Baltic Tiger and the Baltic Lion, and other related assets. Upon the prepayment of $18,000 plus any additional amounts necessary to maintain compliance with the collateral maintenance covenant, the Company may have the lien on the Baltic Tiger released. Under a Guarantee and Indemnity entered into concurrently with the $44 Million Term Loan Facility, the Company agreed to guarantee the obligations of its subsidiaries under the $44 Million Term Loan Facility.

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of September 30, 2014, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At September 30, 2014 and December 31, 2013, the total outstanding debt balance was $41,938 and $44,000, respectively, as required repayments began on March 24, 2014.

As of September 30, 2014, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $41,938 at September 30, 2014 under the $44 Million Term Loan Facility:

Period Ending December 31,	Total

2014 (October 1, 2014 — December 31, 2014)	$688
2015	2,750
2016	2,750
2017	2,750
2018	2,750
Thereafter	30,250

Total debt	$41,938

2014 Term Loan Facilities

On October 8, 2014, the Company and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are to be insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments will commence six months after the actual delivery date for a vessel.

Borrowings under the 2014 Term Loan Facilities are to be secured by liens on the Company’s vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. The Company is to guarantee the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

The 2014 Term Loan Facilities require the Company, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the Company’s $44 Million Term Loan Facility, except for a collateral maintenance covenant requiring that the minimum fair market value of the vessel acquired be 135% of the amount outstanding under the 2014 Term Loan Facilities.

On October 24, 2014, the Company drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%. This would result in a change of control as defined under the Company’s 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility, and 2014 Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco. Refer to Note 1 — General Information for discussion of Genco’s current economic status. The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of Genco’s ownership in Baltic Trading.  As of the date of this report, no change of control under either of the foregoing tests has occurred.  In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment.  Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of Genco’s voting securities or (ii) Genco’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange.  Therefore, the Company may have the right to terminate the Management Agreement, although the Company may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order.  The Prepack Plan did not result in any changes to the Management Agreement, and the Company’s Board of Directors has not made any determination as of the date of this report regarding any action in connection with the Management Agreement in light of the foregoing events.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Effective Interest Rate (excluding impact of unused commitment fees)	3.35%	3.21%	3.34%	3.21%
Range of Interest Rates (excluding impact of unused commitment fees)	3.15% to 3.58%	3.18% to 3.61%	3.15% to 3.60%	3.18% to 3.61%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$23,170	$23,170	$58,193	$58,193
Floating rate debt	164,688	164,688	167,875	167,875

The fair value of floating rate debt under the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has obtained pursuant to the August 2013 Amendment to the existing 2010 Credit Facility, as per the debt agreement for the $22 Million Term Loan Facility that was effective August 30, 2013 and as per the debt agreement for the $44 Million Term Loan Facility that was effective December 3, 2013.  Refer to Note 7 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under its credit facilities.  The carrying values approximate the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at September 30, 2014 and December 31, 2013 (principally Due from charterers and Accounts payable and accrued expenses) approximate their fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents is considered a Level 1 item as it represents liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities as of September 30, 2014 and December 31, 2013.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,679	$2,027
Prepaid items	1,150	1,117
Insurance receivable	201	70
Other	1,770	871
Total	$5,800	$4,085

10 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included as a component of interest expense in the Condensed Consolidated Statements of Operations.  At September 30, 2014 and December 31, 2013, the Company had deferred financing fees associated with the 2010 Credit Facility, the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

Total net deferred financing costs consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
2010 Credit Facility	$3,339	$3,339
$22 Million Term Loan Facility	529	518
$44 Million Term Loan Facility	758	737
Total deferred financing costs	4,626	4,594
Less: accumulated amortization	2,354	1,785
Total	$2,272	$2,809

Amortization expense of deferred financing costs for the three months ended September 30, 2014 and 2013 was $191 and $180, respectively.  Amortization expense of deferred financing costs for the nine months ended September 30, 2014 and 2013 was $569 and $411, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$1,533	$1,011
Accrued vessel operating expenses	2,131	2,464
Accrued general and administrative expenses	167	307
Total	$3,831	$3,782

12 - FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2014	December 31, 2013
Fixed assets, at cost:
Computer equipment	$54	$43
Vessel equipment	109	682
Total cost	163	725
Less: accumulated depreciation	58	47
Total	$105	$678

Depreciation expense for fixed assets for the three months ended September 30, 2014 and 2013 was $6 and $3, respectively.  Depreciation expense for fixed assets for the nine months ended September 30, 2014 and 2013 was $14 and $8, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessel assets during the nine months ended September 30, 2014.

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the three months ended September 30, 2014 and 2013 was $10,039 and $9,102, respectively, and $33,833 and $21,467 during the nine months ended September 30, 2014 and 2013, respectively.  Future minimum time charter revenue attributable to the Baltic Breeze, which is committed to a short-term fixed rate time charter as of November 4, 2014, is expected to be $122 for the remainder of 2014. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters and pool arrangements that the Company’s vessels were employed on as of September 30, 2014 have estimated expiration dates that range from October 2014 to September 2015.

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

The following table presents a summary of the Company’s restricted stock awards for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2014	1,381,429	$6.03
Granted	36,345	6.19
Vested	(176,180)	10.53
Forfeited	—	—

Outstanding at September 30, 2014	1,241,594	$5.39

The total fair value of shares that vested under the Plan during the nine months ended September 30, 2014 and 2013 was $1,143 and $643, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized nonvested stock amortization expense for the Plan, which is included in general, administrative and technical management fees, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
General, administrative and technical management fees	$896	$341	$2,767	$1,156

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of September 30, 2014, unrecognized compensation cost of $3,392 related to nonvested stock will be recognized over a weighted-average period of 2.76 years.

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

16 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company’s change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of September 30, 2014, the termination payment that would be due to Genco is approximately $20,951. Refer to Note 6 — Related Party Transactions for any costs incurred during the nine months ended September 30, 2014 and 2013 pursuant to the Management Agreement.

17 - SUBSEQUENT EVENTS

On October 29, 2014, the Company took delivery of the Baltic Hornet, a 63,574 dwt Ultramax newbuilding from Yangfan Group Co., Ltd.  The Company utilized cash on hand and $16,800 of proceeds from the 2014 Term Loan Facilities to pay the remaining balance of $19,400 for the Baltic Hornet.

On November 4, 2014, the Company declared a dividend of $0.01 per share to be paid on or about November 26, 2014 to shareholders of record as of November 20, 2014.  The aggregate amount of the dividend is expected to be approximately $576, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

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

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, one Ultramax vessel, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,159,000 dwt, and the average age of our fleet is currently 4.3 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete.  After the expected delivery of the three additional Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 1,351,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be named the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which we exercised on January 8, 2014. These vessels are to be named the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp is expected to be delivered to the Company during the fourth quarter of 2014.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities as described in Note 7 — Debt in our condensed consolidated financial statements, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including refinancing our existing indebtedness or dispositions of assets.

We seek to leverage the expertise and reputation of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters, short-term time charters or in vessel pools trading in the spot market.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities. Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to pages 23-24 for a table of all vessels that have been or are expected to be delivered to us.

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

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	368.0	184.0	184.0	100.0%
Supramax	368.0	368.0	—	—
Handysize	460.0	326.1	133.9	41.1%
Total	1,196.0	878.1	317.9	36.2%

Available days (2)
Capesize	368.0	184.0	184.0	100.0%
Supramax	368.0	368.0	—	—
Handysize	456.4	324.0	132.4	40.9%
Total	1,192.4	876.0	316.4	36.1%

Operating days (3)
Capesize	367.6	184.0	183.6	99.8%
Supramax	368.0	365.2	2.8	0.8%
Handysize	455.1	317.8	137.3	43.2%
Total	1,190.7	867.0	323.7	37.3%

Fleet utilization (4)
Capesize	99.9%	100.0%	(0.1)%	(0.1)%
Supramax	100.0%	99.2%	0.8%	0.8%
Handysize	99.7%	98.1%	1.6%	1.6%
Fleet average	99.9%	99.0%	0.9%	0.9%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$12,109	$18,135	$(6,026)	(33.2)%
Supramax	5,835	7,356	(1,521)	(20.7)%
Handysize	6,876	8,340	(1,464)	(17.6)%
Fleet average	8,169	9,984	(1,815)	(18.2)%

Daily vessel operating expenses (6)
Capesize	$5,571	$5,227	$344	6.6%
Supramax	4,738	4,933	(195)	(4.0)%
Handysize	4,028	4,423	(395)	(8.9)%
Fleet average	4,721	4,805	(84)	(1.7)%

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	1,092.0	546.0	546.0	100.0%
Supramax	1,092.0	1,092.0	—	—
Handysize	1,365.0	869.1	495.9	57.1%

Total	3,549.0	2,507.1	1,041.9	41.6%

Available days (2)
Capesize	1,092.0	546.0	546.0	100.0%
Supramax	1,008.4	1,074.1	(65.7)	(6.1)%
Handysize	1,331.6	867.0	464.6	53.6%

Total	3,432.0	2,487.1	944.9	38.0%

Operating days (3)
Capesize	1,089.5	546.0	543.5	99.5%
Supramax	1,003.9	1,070.9	(67.0)	(6.3)%
Handysize	1,329.2	859.3	469.9	54.7%

Total	3,422.6	2,476.2	946.4	38.2%

Fleet utilization (4)
Capesize	99.8%	100.0%	(0.2)%	(0.2)%
Supramax	99.6%	99.7%	(0.1)%	(0.1)%
Handysize	99.8%	99.1%	0.7%	0.7%

Fleet average	99.7%	99.6%	0.1%	0.1%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$13,062	$10,056	$3,006	29.9%
Supramax	7,281	7,242	39	0.5%
Handysize	8,140	8,015	125	1.6%

Fleet average	9,454	8,129	1,325	16.3%

Daily vessel operating expenses (6)
Capesize	$5,391	$5,381	$10	0.2%
Supramax	5,809	5,037	772	15.3%
Handysize	4,615	4,481	134	3.0%

Fleet average	5,221	4,919	302	6.1%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Voyage revenues (in thousands)	$10,039	$9,102	$33,833	$21,467
Voyage expenses (in thousands)	170	238	958	977
Voyage expenses to Parent (in thousands)	127	118	430	272
	$9,742	$8,746	32,445	$20,218
Total available days	1,192.4	876.0	3,432.0	2,487.1
Total TCE rate	$8,169	$9,984	$9,454	$8,129

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

Operating Data

The following discusses our financial results for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$10,039	$9,102	$937	10.3%

Operating Expenses:
Voyage expenses	170	238	(68)	(28.6)%
Voyage expenses to Parent	127	118	9	7.6%
Vessel operating expenses	5,647	4,219	1,428	33.8%
General, administrative and technical management fees	2,012	1,144	868	75.9%
Management fees to Parent	897	659	238	36.1%
Depreciation and amortization	5,243	3,847	1,396	36.3%

Total operating expenses	14,096	10,225	3,871	37.9%

Operating loss	(4,057)	(1,123)	(2,934)	261.3%
Other expense	(1,383)	(1,139)	(244)	21.4%

Loss before income taxes	(5,440)	(2,262)	(3,178)	140.5%
Income tax expense	(14)	(8)	(6)	75.0%
Net loss	$(5,454)	$(2,270)	$(3,184)	140.3%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.10)	$(0.08)	$(0.02)	25.0%
Net loss per share - diluted	$(0.10)	$(0.08)	$(0.02)	25.0%
Dividends declared and paid per share	$0.01	$0.01	$—	—

EBITDA (1)	$1,193	$2,712	$(1,519)	(56.0)%

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$33,833	$21,467	$12,366	57.6%

Operating Expenses:
Voyage expenses	958	977	(19)	(1.9)%
Voyage expenses to Parent	430	272	158	58.1%
Vessel operating expenses	18,530	12,332	6,198	50.3%
General, administrative and technical management fees	5,918	3,619	2,299	63.5%
Management fees to Parent	2,662	1,881	781	41.5%
Depreciation and amortization	15,604	11,172	4,432	39.7%

Total operating expenses	44,102	30,253	13,849	45.8%

Operating loss	(10,269)	(8,786)	(1,483)	16.9%
Other expense	(4,343)	(3,171)	(1,172)	37.0%

Loss before income taxes	(14,612)	(11,957)	(2,655)	22.2%
Income tax expense	(50)	(22)	(28)	127.3%
Net loss	$(14,662)	$(11,979)	$(2,683)	22.4%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.26)	$(0.46)	$0.20	(43.5)%
Net loss per share - diluted	$(0.26)	$(0.46)	$0.20	(43.5)%
Dividends declared and paid per share	$0.05	$0.03	$0.02	66.7%

EBITDA (1)	$5,312	$2,378	$2,934	123.4%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(5,454)	$(2,270)	$(14,662)	$(11,979)
Net interest expense	1,390	1,127	4,320	3,163
Income tax expense	14	8	50	22
Depreciation	5,243	3,847	15,604	11,172

EBITDA (1)	$1,193	$2,712	$5,312	$2,378

Results of Operations

Our revenues consist primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States

The following table reflects the current employment of our current fleet as well as information on vessels expected to join our fleet as of November 10, 2014:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	February 2015	101.5% of BCI (3)
Baltic Wolf	2010	Cargill International S.A.	December 2014	100% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2015	102.75%/103% of BCI (5)
Baltic Lion	2012	Cargill International S.A.	November 2014	102.75% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (7)
Baltic Wasp	2014	TBD	TBD	TBD	Q4 2014
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Panther	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Jaguar	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)
Baltic Cougar	2009	Bulkhandling Handymax A/S	February 2015	Spot Pool (8)

Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (9)
Baltic Cove	2010	Trammo Bulk Carriers	January 2015	106% of BHSI (10)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	$6,500 (11)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (12)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (12)

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

(5)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension is expected to begin on or about December 1, 2014.

(6)         We have reached an agreement with Cargill International S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 102.75% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(7)         We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 12 to 15 months based on 115.5% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on November 1, 2014.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on October 3, 2014.

(10)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(11)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the BHSI, as reflected in daily reports except for the initial 40 days in which hire will be $5,000 per day. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel delivered to charterers on November 7, 2014.

(12)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

Three months ended September 30, 2014 and 2013

VOYAGE REVENUES-

For the three months ended September 30, 2014 and 2013, voyage revenues were $10,039 and $9,102, respectively.  The increase in voyage revenues was primarily due to the increase in the size of our fleet during the third quarter of 2014 as compared to the third quarter of 2013 partially offset by lower spot market rates achieved by the other vessels in our fleet.

The average TCE rate of our fleet was $8,169 a day for the three months ended September 30, 2014 as compared to $9,984 for the three months ended September 30, 2013.  The decrease was primarily due to lower spot market rates achieved by the vessels in our fleet partially offset by the operation of two additional Capesize vessels during the third quarter of 2014 as compared to the third quarter of 2013.  During the third quarter of 2014, excess vessel supply continued to weigh on the drybulk market.  Lower Brazilian iron ore fixtures than historically observed in the third quarter of each year, a decline in Chinese coal imports due to increased hydro power production, and an increase of Capesize deliveries in September of this year all contributed to a softer freight rate environment.  More recently, a relative increase of Brazilian iron ore fixtures since the week of October 20, 2014 has helped support Capesize rates, and the onset of the North American grain season has positively impacted the Panamax sector.

For the three months ended September 30, 2014 and 2013, we had 1,196.0 and 878.1 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013. Fleet utilization increased to 99.9% during the three months ended September 30, 2014 as compared to 99.0% during the three months ended September 30, 2013 due to additional offhire periods during the third quarter of 2013 for some of our Handysize vessels.

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

For the three months ended September 30, 2014 and 2013, voyage expenses were $170 and $238, respectively.  The decrease in voyage expenses is primarily due to a decrease in bunker losses partially offset by an increase in bunker consumption during repositioning of one of our vessels.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased marginally by $9 to $127 during the three months ended September 30, 2014 as compared to $118 during the three months ended September 30, 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to the increase in the size of our fleet during the third quarter of 2014 as compared to the third quarter of 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $1,428 to $5,647 during the three months ended September 30, 2014 as compared to $4,219 during the three months ended September 30, 2013.  This increase was primarily due to a larger fleet as a result of the delivery of four vessels during the third and fourth quarter of 2013.

Daily vessel operating expenses decreased to $4,721 per vessel per day during the three months ended September 30, 2014 from $4,805 per vessel per day during the three months ended September 30, 2013 primarily due to lower maintenance related expenses.  We believe that daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in its fleet will incur over a full year of operations.  Based on estimates provided by our technical managers and management’s views, our daily vessel operating budget for 2014 is $5,400 per vessel per day on a weighted-average basis for the entire year.  Our actual daily vessel operating expenses per vessel for the three months ended September 30, 2014 were $679 below the weighted-average budgeted rate of $5,400 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs for each vessel, will increase if our fleet expands. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

GENERAL, ADMINISTRATIVE, AND TECHNICAL MANAGEMENT FEES-

For the three months ended September 30, 2014 and 2013, general, administrative and technical management fees increased to $2,012 from $1,144, respectively.  The increase was primarily due to an increase in non-cash compensation expense.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of four vessels during the third and fourth quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended September 30, 2014 and 2013 increased to $897 from $659, respectively.  The increase was due to the delivery of four vessels during the third and fourth quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION -

Depreciation and amortization expense increased to $5,243 during the three months ended September 30, 2014 from $3,847 during the three months ended September 30, 2013 due to the delivery of four vessels during the third and fourth quarter of 2013, as well as an increase in drydock amortization expense as six vessels completed drydockings during the first half of 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended September 30, 2014 and 2013, net interest expense was $1,390 and $1,127, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  These increases were partially offset by a decrease in interest expense related to the 2010 Credit Facility due to capitalized interest expense that was reclassed from interest expense to deposits on vessels for the four Ultramax vessels that we have agreed to acquire.  Refer to Note 7 — Debt and Note 4 — Vessel Acquisitions in our condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

During the three months ended September 30, 2014 and 2013, we had United States operations which resulted in United States source income of $689 and $420, respectively, which resulted in income tax expense of $14 and $8, respectively.

Nine months ended September 30, 2014 and 2013

VOYAGE REVENUES-

For the nine months ended September 30, 2014 and 2013, voyage revenues were $33,833 and $21,467, respectively.  The increase in voyage revenues was primarily due to the increase in the size of our fleet during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as well as higher spot market rates achieved by the majority of our vessels.

The average TCE rate of our fleet was $9,454 a day for the nine months ended September 30, 2014 as compared to $8,129 for the nine months ended September 30, 2013.  The increase was due to slightly higher rates achieved by the majority of the vessels in our fleet as well as the operation of two additional Capesize vessels during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, we had 3,549.0 and 2,507.1 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013.  Fleet utilization remained relatively stable at 99.7% and 99.6% during the nine months ended September 30, 2014 and 2013, respectively.

VOYAGE EXPENSES-

For the nine months ended September 30, 2014 and 2013, voyage expenses decreased marginally to $958 from $977, respectively.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $158 to $430 during the nine months ended September 30, 2014 as compared to $272 during the nine months ended September 30, 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to higher spot market rates achieved by the majority of the vessels in our fleet as well as the increase in the size of our fleet during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $6,198 to $18,530 during the nine months ended September 30, 2014 as compared to $12,332 during the nine months ended September 30, 2013.  This increase was primarily due to a larger fleet as a result of the delivery of four vessels during the third and fourth quarter of 2013, as well as higher maintenance related expenses incurred during drydocking.

Daily vessel operating expenses increased to $5,221 per vessel per day during the nine months ended September 30, 2014 from $4,919 per vessel per day during the nine months ended September 30, 2013.  The increase in daily vessel operating expenses is due to higher maintenance related expenses incurred during drydocking.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operations.   Based on estimates provided by our technical managers and management’s views, our daily vessel operating expense budget for 2014 is $5,400 per vessel per day on a weighted average basis for the entire year.  Our actual daily vessel operating expenses per vessel for the nine months ended September 30, 2014 were $179 below the weighted-average budgeted rate of $5,400 per vessel per day.

GENERAL, ADMINISTRATIVE, AND TECHNICAL MANAGEMENT FEES-

For the nine months ended September 30, 2014 and 2013, general, administrative and technical management fees increased to $5,918 from $3,619, respectively.  The increase was primarily due to an increase in non-cash compensation expense.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of four vessels during the third and fourth quarter of 2013.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the nine months ended September 30, 2014 and 2013 increased to $2,662 from $1,881, respectively.  The increase was due to the delivery of four vessels during the third and fourth quarter of 2013.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION-

Depreciation and amortization expense increased to $15,604 during the nine months ended September 30, 2014 from $11,172 during the nine months ended September 30, 2013 due to the delivery of four vessels during the third and fourth quarter of 2013, as well as an increase in drydock amortization expense as six vessels completed drydockings during the first half of 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the nine months ended September 30, 2014 and 2013, net interest expense was $4,320 and $3,163, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, which were entered into effective August 30, 2013 and December 3, 2013, respectively.  These increases were partially offset by a decrease in interest expense related to the 2010 Credit Facility due to capitalized interest expense that was reclassed from interest expense to deposits on vessels for the four Ultramax vessels that we have agreed to acquire.  Refer to Note 7 — Debt and Note 4 — Vessel Acquisitions in our condensed consolidated financial statements for further information.

INCOME TAX EXPENSE-

During the nine months ended September 30, 2014 and 2013, we had United States operations which resulted in United States source income of $2,502 and $1,059, respectively, which resulted in net income tax expense of $50 and $22, respectively.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also made borrowings to date under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility.  We anticipate that internally generated cash flow, together with borrowing that we may make under our 2010 Credit Facility for working capital purposes and anticipated debt or equity financing to be obtained to fund the vessels to be purchased from Yangfan Group Co., Ltd, will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including refinancing our existing indebtedness or dispositions of assets.

On April 16, 2010, we entered into a $100 million senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch, which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  The amended 2010 Credit Facility matures on November 30, 2016.  There was an additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  Refer to the 2013 10-K for descriptions of these amendments.  As of September 30, 2014, to remain in compliance with a net worth covenant in the 2010 Credit Facility, we need to maintain a net worth of $300,878.

Borrowings of up to $25,000, subject to the total remaining availability under the 2010 Credit Facility, are available for working capital purposes.  The repayment structure under the amended 2010 Credit Facility has been modified effective August 29, 2013 which reduced the total commitment to $110,000 on August 29, 2013, and there will be three consecutive semi-annual commitment reductions of $5,000 each commencing on May 30, 2015 with a balloon payment at the end of the facility due on November 30, 2016.  We do not anticipate that borrowings under the 2010 Credit Facility will be used to satisfy our long-term capital needs.  As of September 30, 2014, total borrowings, including $2,500 for working capital purposes, under the 2010 Credit Facility were $102,250. Additionally, as of September 30, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment under this facility decreased to $110,000. All of the $7,750 available under the 2010 Credit Facility was available for working capital purposes as of September 30, 2014. The total available working capital borrowings are subject to the total remaining availability under the 2010 Credit Facility. To the extent we expand our fleet in the future, we plan to finance potential expansions primarily through the use of equity and debt financing. We may use equity financing to repay indebtedness from time to time, including indebtedness under the 2010 Credit Facility.

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

As of September 30, 2014, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

On April 21, 2014, Genco and certain of its direct and indirect subsidiaries (the “Debtors”) filed petitions for chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On April 24, 2014, the Bankruptcy Court approved the form of combined notice of commencement of the Chapter 11 Cases, the combined hearing on the Debtors’ solicitation procedures, confirmation of the Debtors’ prepackaged plan of reorganization (the “Prepack Plan”) and the adequacy of the related disclosure statement.  Subsequently, on July 2, 2014, the Bankruptcy Court entered an order (the “Confirmation Order”) which confirmed the First Amended Prepackaged Plan of Reorganization of the Debtors Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”).  On July 9, 2014, the Debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.  Refer to Note 7 of the Condensed Consolidated Financial Statement included in this Quarterly Report on Form 10-Q — Debt — for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the Company’s credit facilities and the Management Agreement.  Also, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively. As of September 30, 2014, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility. At September 30, 2014, the total outstanding debt balance was $20,500.

As of September 30, 2014, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively. As of September 30, 2014, we have utilized our maximum borrowing capacity of $44,000 and there is no further availability. At September 30, 2014, the total outstanding debt balance was $41,938.

As of September 30, 2014, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

On October 8, 2014, we and our wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited,  each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are to be insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments will commence six months after the actual delivery date for a vessel.

Borrowings under the 2014 Term Loan Facilities are to be secured by liens on the Company’s vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. The Company is to guarantee the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

The 2014 Term Loan Facilities requires the Company, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the Company’s $44 Million Term Loan Facility, except for a collateral maintenance covenant requiring that the minimum fair market value of the vessel acquired be 135% of the amount outstanding under the 2014 Term Loan Facilities.

On October 24, 2014, we drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which we exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp is expected to be delivered to us during the fourth quarter of 2014. The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities as described above, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including refinancing our existing indebtedness or dispositions of assets.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2013 and the first ,second and third quarters of 2014; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2014
3rd Quarter	$0.01	11/4/2014
2nd Quarter	$0.01	7/29/2014
1st Quarter	$0.01	5/5/2014
FISCAL YEAR ENDED DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2014 was $0.8 million compared to net cash used in operating activities of $2.7 million for the nine months ended September 30, 2013. The $3.5 million change in cash provided by operating activities was a result of the following factors: the Company recorded a net loss in the amount of $14.7 million for the nine months ended September 30, 2014 compared to a net loss of $12.0 million for the nine months ended September 30, 2013.  As a result of the increase in the size of our fleet, included in the net loss was an increase in depreciation of $4.4 million for the nine months ended September 30, 2014 compared to the prior year period.  The change in accounts receivable balances year-over-year resulted in an additional $4.3 million due to the timing of payments received from charterers. Additionally, restricted stock amortization increased by $1.6 million for the nine months ended September 30, 2014 as compared to the same period of last year.  The increases in cash provided by operating activities were partially offset by a $3.4 million increase in deferred drydocking costs incurred, as six of our vessels were drydocked during the first half of 2014.

Net cash used in investing activities for the nine months ended September 30, 2014 was $29.6 million and primarily related to deposits made for our newbuilding Ultramax vessels.  For the nine months ended September 30, 2013, net cash used in investing activities was $41.6 million and predominantly related to the acquisition of two Handysize vessels.

Net cash used in financing activities for the nine months ended September 30, 2014 was $6.3 million as compared to net cash provided by financing activities of $102.9 million for the nine months ended September 30, 2013. Net cash used in financing activities during the nine months of 2014 was primarily due to a $2.1 million repayment of debt under our $44 Million Term Loan Facility and a $1.1 million repayment of debt under our $22 Million Term Loan Facility. Cash dividends paid for the nine months ended September 30, 2014 were $2.9 million compared to $0.8 million paid during the same period of 2013. Net cash provided by financing activities for the nine months ended September 30, 2013 mainly consisted of $81.7 million of proceeds from the issuance of common stock and $22.0 million of proceeds from the $22 Million Term Loan Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of September 30, 2014. The table reflects the agreements to acquire four newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $112,000. We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the 2014 Term Loan Facilities, as discussed above under “Liquidity and Capital Resources.”  This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the amended 2010 Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities, as well as other fees associated with these facilities. Refer to Note 7 — Debt in our condensed consolidated financial statements for further information regarding the amendment to the 2010 Credit Facility as well as the terms of the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements (2)	$181,488	$1,063	$113,550	$11,300	$55,575
Interest and borrowing fees	19,903	1,534	11,529	4,291	2,549
Remainder of purchase price of vessels (3)	84,000	44,800	39,200	—	—
Sales and purchase fees (3)	1,120	560	560	—	—
Total	$286,511	$47,957	$164,839	$15,591	$58,124

(1)         Represents the three-month period ending December 31, 2014.

(2)         On October 24, 2014, $16,800 was drawn down from the 2014 Term Loan Facilities in order to fund the purchase of the Baltic Hornet, which was delivered on October 29, 2014.

(3)         The timing of these obligations is based on the estimated delivery dates for the Baltic Wasp, Baltic Scorpion and Baltic Mantis.  Upon the delivery of the Baltic Hornet on October 29, 2014, the remaining purchase price of $19,600 was paid to Yangfan Group Co., Ltd. and we will be required to pay a sale and purchase fee to Genco pursuant to the Management Agreement for 1.0% of the total aggregate purchase price, or $280.

Interest expense has been estimated using 0.23% plus the applicable margin for the amended 2010 Credit Facility and the 2014 Term Loan Facilities of 3.00% and 2.50%, respectively.  For the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.23% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of four Capesize drybulk carriers, one Ultramax drybulk carrier, four Supramax drybulk carriers and five Handysize drybulk carriers. After the expected delivery of the three Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet. As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels.  The upgrades have been successfully installed on five of our vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.  The cost of the upgrade, which will be performed under the planned drydocking schedule for two of our Capesize vessels, is expected to be approximately $500 per vessel and is included in our estimated drydocking costs below.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2015 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2014 (October 1 — December 31, 2014)	$—	—
2015	$4.6	100

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

We incurred drydocking costs of $3,399 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

Six of our vessels were drydocked during the nine months ended September 30, 2014.  The Baltic Cougar, the Baltic Panther, the Baltic Wind, the Baltic Hare, the Baltic Leopard and the Baltic Jaguar completed drydockings during the first half of 2014 and were on planned offhire for 113.4 days in connection with the scheduled drydockings.  We estimate that none of our vessels will be drydocked during the remainder of 2014 and five of our vessels will be drydocked during 2015.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States.   Currently, we do not believe there are any ballast water treatment systems that are approved by U.S. authorities; however, an alternative management system (AMS) may be installed in lieu. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.  The cost of these systems will vary based on the size the vessel, and the Company estimates the cost of the systems to be $950 for Capesize, $800 for Panamax, $750 for Supramax, $700 for Handymax and $650 for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built.  The costs of ballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2013 10-K, with the exception of the accounting policies noted below.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the three and nine months ended September 30, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.1 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these facilities.  The first such valuations to be submitted under our 2014 Term Loan Facilities are to be as of December 31, 2014.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenant under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility at September 30, 2014 and December 31, 2013.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2014 and December 31, 2013.

At September 30, 2014, the vessel valuations of all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox, the Baltic Hare, the Baltic Lion and the Baltic Tiger, were lower than their carrying values at September 30, 2014. At December 31, 2013, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and the Baltic Hare, were lower than their carrying values at December 31, 2013.  The most recent compliance testing dates as of September 30, 2014 and December 31, 2013 was June 30, 2014 and December 31, 2013, respectively, for the 2010 Credit Facility, $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

The amount by which the carrying value at September 30, 2014 of all the vessels in our fleet, with the exception of the Baltic Fox, the Baltic Hare, the Baltic Lion and the Baltic Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $7.5 million to $14.2 million per vessel, and $88.8 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2013 of all the vessels in our fleet, with the exception of the Baltic Fox and Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $0.3 million to $20.9 million per vessel, and $103.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $9.9 million as of September 30, 2014 and $9.4 million as of December 31, 2013. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2014	December 31, 2013

2010 Credit Facility
Baltic Leopard	2009	2009	$29,813	$30,608
Baltic Panther	2009	2010	29,889	30,686
Baltic Cougar	2009	2010	30,034	30,837
Baltic Jaguar	2009	2010	29,967	30,756
Baltic Bear	2010	2010	62,358	64,378
Baltic Wolf	2010	2010	62,044	64,014
Baltic Wind	2009	2010	28,575	29,366
Baltic Cove	2010	2010	28,781	29,724

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	September 30, 2014	December 31, 2013
Baltic Breeze	2010	2010	29,349	30,291
TOTAL			$330,810	$340,660

$22 Million Term Loan Facility
Baltic Fox	2010	2013	20,523	21,224
Baltic Hare	2009	2013	19,475	20,152
TOTAL			$39,998	$41,376

$44 Million Term Loan Facility
Baltic Lion	2012	2013	51,765	53,114
Baltic Tiger	2011	2013	49,655	50,919
TOTAL			$101,420	$104,033

Consolidated Total			$472,228	$486,069

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Additionally, effective August 30, 2013 and December 3, 2013, we entered into the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing for the purchase of four vessels during the year ended December 31, 2013.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $1.1 million in interest expense for the nine months ended September 30, 2014.

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

10.1

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Hornet Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).

10.2	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Hornet Limited.

10.3

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Wasp Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).

10.4	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

BALTIC TRADING LIMITED

DATE: November 10, 2014	By:	/s/ John C. Wobensmith
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

10.1

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Hornet Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).

10.2	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Hornet Limited.

10.3

US$16,800,000 Secured Loan Agreement dated as of October 8, 2004 by and among Baltic Wasp Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).

10.4	Guarantee and Indemnity dated as of October 8, 2004 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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