Form 10-K
period 2014-12-31
Baltic Trading Ltd
filed 2015-03-02
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of such stock of $5.98 per share as of June 30, 2014 on the New York Stock Exchange, was approximately $294.4 million.  The registrant has no non-voting common equity issued and outstanding.  The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s classes of common stock, as of March 2, 2015:  common stock, $0.01 per share — 52,255,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014, are incorporated by reference in Part III herein.

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

i

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, two Ultramax vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,221,000 deadweight tons (“dwt”).  The average age of our current fleet is approximately 4.3 years, as compared to the average age for the world fleet of approximately nine years for the drybulk shipping segments in which we compete.  After the expected delivery of two Ultramax newbuildings that we have agreed to acquire, we will own a fleet of 17 drybulk vessels, consisting of four Capesize, four Ultramax, four Supramax and five Handysize vessels with a total carrying capacity of approximately 1,349,000 dwt.  Our current fleet contains six groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41 million.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, we drew down $22 million under our secured loan agreement with DVB Bank SE (the “$22 Million Term Loan Facility”).  Refer to Note 7 — Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, we drew down $44 million under our secured loan agreement with DVB Bank SE (the “$44 Million Term Loan Facility”).  Refer to Note 7 — Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28 million per vessel, or up to $112 million in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which we exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the senior secured credit facility with ABN AMRO Capital USA LLC in an amount up to $33.6 million (the “2014 Term Loan Facilities”) and the new credit agreement with Nordea Bank Finland plc, New York Branch (the “$148 Million Credit Facility) to finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including dispositions of assets.

We seek to leverage the expertise of Genco and its management to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transports iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels on spot market-related time charters, short-term time charters or in vessel pools trading in the spot market.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our revolving credit facility (the “2010 Credit Facility”), the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities.  The $148 Million Credit Facility refinanced the outstanding indebtedness under the 2010 Credit Facility.  Depending on market conditions, we aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business.  Please see below under “Dividend Policy.”

Refer to page 4 for a table of all vessels that have been or are expected to be delivered to us.

Our operations are managed, under the supervision of our Board of Directors, by Genco as our Manager.  In 2010, we entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.  However, see Note 7 of the Consolidated Financial Statements for a discussion of the potential effects of a change of control and the Genco bankruptcy case under the covenants of the our credit facilities and the Management Agreement. See also “Risk Factors” below.

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

•                  Maintain a strong balance sheet.  We have used equity and debt to finance our fleet, and we seek to maintain a moderate leverage profile going forward.  When market conditions permit, we may use equity financing to reduce our outstanding debt.  We believe our goal of keeping a moderate leverage provile will help offset the volatility risk of trading our vessels in the spot market.  We also believe this approach will help us capitalize on opportunities if the spot market improves as well as reduce the impact debt covenant restrictions and scheduled debt payments would have on our business if the spot market remains weak or further declines.  As a result of the current weakness in the drybulk market, the decrease in the market value of our vessels has resulted in a higher leverage profile.

•                  Seek to return a portion of our cash flow to shareholders through dividends.  Our dividend policy is to pay quarterly dividends to our shareholders approximately equal to our net income minus cash capital expenditures for vessels, other than vessel acquisitions and related expenses plus non-cash compensation.  In prior quarters, our Board of Directors determined to declare a dividend based on our cash flow, liquidity, and capital resources, even though the application of our policy would have resulted in a lesser dividend or no dividend.  However, as a result of current market conditions, we did not declare a dividend for the fourth quarter of 2014.  See “Dividend Policy” herein. Although the Board of Directors decided not to declare a dividend for the last quarter of 2014 due to the weakened current rate environment, we paid cumulative dividends of dividends of $0.06, $0.05 and $0.24 per share during 2014, 2013 and 2012, respectively.

•                  Strategically expand the size of our fleet.  We intend to acquire modern, high-quality drybulk carriers through timely and selective acquisitions of vessels.  Since our initial public offering, upon the delivery of four Ultramax vessels that we have agreed to acquire, we will have grown the number of vessels in our fleet by approximately 283% and the capacity of our fleet by approximately 139%.  Going forward, we expect to fund acquisitions of additional vessels using equity and debt financing while seeking to maintain moderate leverage.  We believe that opportunities exist for acquiring vessels at favorable prices, given the relatively low prices currently prevailing in the market.

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

OUR FLEET

The table below summarizes the characteristics of our vessels that have been or are expected to be delivered to us:

Vessel	Class	Dwt	Year Built

Baltic Bear	Capesize	177,717	2010
Baltic Wolf	Capesize	177,752	2010
Baltic Lion	Capesize	179,185	2012
Baltic Tiger	Capesize	179,185	2011
Baltic Hornet	Ultramax	63,574	2014
Baltic Wasp	Ultramax	63,389	2015
Baltic Scorpion	Ultramax	64,000	2015	(1)
Baltic Mantis	Ultramax	64,000	2015	(1)
Baltic Cougar	Supramax	53,432	2009
Baltic Jaguar	Supramax	53,474	2009
Baltic Leopard	Supramax	53,447	2009
Baltic Panther	Supramax	53,351	2009
Baltic Breeze	Handysize	34,386	2010
Baltic Cove	Handysize	34,403	2010
Baltic Wind	Handysize	34,409	2009
Baltic Fox	Handysize	31,883	2010
Baltic Hare	Handysize	31,887	2009

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

Wallem, founded in 1971, and Anglo, founded in 1974, are among the largest ship management companies in the world.  These technical managers are known worldwide for their agency networks, covering all major ports in China, Hong Kong, Japan, Vietnam, Taiwan, Thailand, Malaysia, Indonesia, the Philippines and Singapore.  These technical managers provide services to over 500 vessels of all types, including Capesize, Panamax, Ultramax, Supramax, Handymax and Handysize drybulk carriers that meet strict quality standards.

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

OUR CHARTERS

As of March 2, 2015, all of our vessels were employed under spot market-related time charters, short-term time charters or in vessel pools.  Spot market-related time charters and short-term time charters involve the hiring of a vessel from its owner for a period time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the disposal of the charterer.  The charterer typically bears all voyage expenses, including the cost of bunkers (fuel), port expenses, agents’ fees and canal dues.  Spot market-related time charters are subject to the fluctuations in the spot market rather than being based on a fixed daily rate as time charter agreements are.

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

The following table sets forth information about the current employment of the vessels currently in our fleet as of February 27, 2015:

Vessel	Year Built	Charterer	Charter Expiration(1)	Employment Structure	Expected Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	March 2015	101.5% of BCI (3)
Baltic Wolf	2010	Swissmarine Services S.A.	November 2015	101.5% of BCI (4)
Baltic Tiger	2011	Swissmarine Services S.A	October 2015	103% of BCI (5)
Baltic Lion	2012	Swissmarine Services S.A.	November 2015	103% of BCI (6)

Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (7)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI (8)
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015

Supramax Vessels
Baltic Leopard	2009	Harmony Innovation Shipping Ltd.	March 2015	$4,250 (9)
Baltic Panther	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool (10)
Baltic Jaguar	2009	Harmony Innovation Shipping Ltd.	March 2015	$3,650 (11)
Baltic Cougar	2009	Bulkhandling Handymax A/S	May 2015	Spot Pool (10)

Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (12)
Baltic Cove	2010	Trammo Bulk Carriers	March 2015	106% of BHSI (13)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	103.5% of BHSI (14)
Baltic Fox	2010	Clipper Logger Pool	September 2015	Spot Pool (15)
Baltic Hare	2009	Clipper Logger Pool	September 2015	Spot Pool (15)

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

(4)         We have reached an agreement with Swissmarine Services S.A. on a spot market-related time charter for 11.5 to 14.5 months based on 101.5% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.00% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on December 9, 2014.

(5)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 10.5 to 13.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension began on December 1, 2014.

(6)         We have reached an agreement with Swissmarine S.A. on a spot market-related time charter for 11.5 to 14.5 months based on 103% of the average of the daily rates of the BCI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 5.50% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on December 11, 2014.

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

(8)         We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 11.5 to 14.5 months based on 115% of the average of the daily rates of the BSI, as reflected in daily reports, except for the initial 40 days in which hire is based on 115% of the average of the Baltic Supramax S2 and S3 routes. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on January 6, 2015.

(9)         We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $4,250 per day.  Hire is paid every 15 days in advance less a 6.25% brokerage commission, which included the 1.25% commission payable to Genco.  The vessel delivered to charterers on February 12, 2015 after repositioning.  The vessel redelivered to Baltic Trading on February 8, 2015.

(10)  We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(11)  We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $3,650 per day.  Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel delivered to charterers on February 20, 2015 after repositioning. The vessel redelivered to Baltic Trading on February 11, 2015.

(12)  We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to 19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on October 3, 2014.

(13)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for 10.5 months to a maximum expiration date of April 1, 2015 based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(14)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel delivered to charterers on November 7, 2014.

(15)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  The vessels will remain in the pool for a minimum period of two years.

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

As of March 2, 2015, we employed approximately 340 seagoing personnel on our vessels.

CUSTOMERS

Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels.  We generally charter our vessels to major trading houses (including commodities traders), major producers and government-owned entities rather than to more speculative or undercapitalized entities.  Our customers include national, regional and international companies, including Cargill International S.A. and its subsidiaries (“Cargill”), Swissmarine Services S.A. and its subsidiaries (“Swissmarine”), Bulkhandling Handymax A/S Pool, in which Torvald Klaveness acts as the pool manager, and the Clipper Logger Pool, in which Clipper Group acts as the pool manager.  For the year ended December 31, 2014, these customers individually accounted for 27.29%, 23.52%, 17.20% and 13.21% of voyage revenues, respectively.

COMPETITION

Our business fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items.  We operate in markets that are highly competitive and based primarily on supply and demand.  We compete for charters on the basis of price, vessel location and size, age and condition of the vessel, as well as on our reputation as an owner and operator.  We compete with other owners of drybulk carriers in the Capesize, Supramax and Handysize class sectors, some of whom may also charter our vessels as customers.  Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,721 independent drybulk carrier owners.

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

International Maritime Organization (IMO)

The United Nations International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Pollution from Ships of 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, IMO’s Maritime Environment Protection Committee (“MEPC”) adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme (“CAS”). These amendments, which became effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers (“ESP Code”), which enhances the programs of inspections, becomes mandatory. We may need to make certain financial expenditures to comply with these amendments which we do not anticipate to be material.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, and as subsequently revised, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ships repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, known as Emission Control Areas, or ECAs (see below).

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

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). As of July 1, 2010, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 1.0% (from 1.50%), which was further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. The Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs,  and as of January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. All new ships are required to utilize the Energy Efficiency Design Index (EEDI) and all ships must use a Ship Energy Efficiency Management Plan (SEEMP).  Our fleet is already compliant with this requirement.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea of 1974 (“SOLAS”) and the International Convention on Load Lines (“LL Convention”), which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.  SOLAS amendments that related to the safe manning of vessels were adopted by the IMO in May 2012 entered in force as of January 1, 2014.  The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended and the amendments are expected to go into effect on June 8, 2015. The foregoing amendments alter the limits of liability for loss of life or personal injury and property claims against ship owners.

Under Chapter IX of SOLAS, the International Management Code for the Safe Operation of Ships and for Pollution Prevention (“ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the nation’s signatory to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. Many of the implementation dates in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period of installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels constructed before the entry into force date “existing vessels” and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force of the convention.  Once mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance would increase for ocean carriers.  The system specification requirements for trading in the U.S. have not been formalized, but we believe the ballast water treatment systems will range from $0.7 million to $1.0 million each, primarily dependent on the size of the vessel.   It is difficult to predict the overall impact of such requirement on our operations.

Many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner’s personal fault and under the 1992 Protocol where the spill is caused by the ship owner’s personal act or omission by intentional or reckless conduct where the ship owner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships (the “Anti-fouling Convention”). The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds. Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”), established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the U.S. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner or operator” “in the case of a vessel, as any person owning, operating or chartering by demise, the vessel.”  Accordingly, both OPA and CERCLA impact our operations.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard (the “USCG”) evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the USCG’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA. For example, on August 15, 2012, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) implemented a final drilling safety rule for offshore oil and gas operations that strengthens the requirements for safety equipment, well control systems, and blowout prevention practices. On February 24, 2014, the U.S. Bureau of Ocean Energy Management (“BOEM”) proposed a rule increasing the limits of liability of damages for offshore facilities under OPA based on inflation. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation, regulations, or other requirements applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Other United States Environmental Regulations

The U.S. Clean Water Act (“CWA”), prohibits the discharge of oil or hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  In addition, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within the U.S. waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (the “VGP”). For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in U.S. waters.  On March 28, 2013, EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013.  The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  We have submitted NOIs for our vessels where required.

The USCG regulations adopted under the U.S. National Invasive Species Act (the “NISA”) also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters which require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures.  Vessels not complying with these regulations are restricted from entering U.S. waters.  The USCG must approve any technology before it is placed on a vessel.

The U.S. Clean Air Act of 1970, including its amendments of 1977 and 1990 (the “CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  The CAA also requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in primarily major metropolitan areas and/or industrial areas.  Some SIPs may include regulations relating to emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment.  To the extent applicable to our vessels, the operation of our vessels is in compliance with the CAA.

However, compliance with future EPA and USCG regulations could require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships.  Currently operating ships will be required to develop SEEMPs, and minimum energy efficiency levels per capacity mile will apply to new ships, as defined by the EEDI. These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Parliament and Council of Ministers are expected to endorse regulations that would require monitoring and reporting of greenhouse gas emissions from marine vessels in 2015. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions and the sulfur content found in marine fuel.  Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

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

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (the “ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. Amendments to SOLAS Chapter VII, made mandatory in 2004, apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”).  To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

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

The USCG regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (IACS).  In December 2013, the IACS adopted new harmonized Common Structural Rules, which will apply to oil tankers and bulk carriers contracted to be constructed on or after July 1, 2015. All of our vessels have been certified as being “in class” by ABS, DNVGL or Lloyd’s.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements use words such as “anticipate,” “budget,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on our management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of off-hire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including off-hire days; (xii) our acquisition or disposition of vessels; (xiii) our ability to leverage Genco’s relationships and reputation in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; (xviii) those other risks and uncertainties discussed below under the heading “RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS”, and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party to, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following risk factors and other information included in this report should be carefully considered.  If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Industry Specific Risk Factors

The current global economic environment may negatively impact our business.

While economies in certain parts of the world are in the initial stages of recovery, growth in economies such as China that have historically led to increased demand for drybulk cargoes has decelerated. Decreasing demand for drybulk cargoes has led to lower demand for drybulk vessels, which combined with increased supply of drybulk vessels has created downward pressure on charter rates. General market volatility has endured as a result of uncertainty about sovereign debt and government austerity measures and speculation about the growth rate of the Chinese economy. The economies of the European Union and other parts of the world continue to experience relatively slow growth or exhibit weak economic trends.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  Our earnings and cash flows could remain at depressed levels or decline, which may cause us to breach one or more of the covenants in the $148 Million Credit Facility (which was used to refinance the 2010 Credit Facility), the $22 Million Term Loan Facility, the $44 Million Term Loan Facility or the 2014 Term Loan Facilities, thereby potentially accelerating the repayment of outstanding facility borrowings.  We face potential liquidity issues, and without taking remedial measures that are available to us, it is probable that we will not remain in compliance with the minimum cash covenants under our credit facilities within the next six months.  Please refer to “Restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment” below for further details.

•                  The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants.  In particular, all of our credit facilities contain collateral maintenance covenants.  Please refer to “The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more of the covenants in our credit facilities” below for further details.

•                  Our charterers may fail to meet their obligations under our time charter agreements.

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Charterhire rates for drybulk carriers are volatile and are currently at levels below its highs during 2008 and may further decrease in the future, which may adversely affect our earnings.

The prolonged downturn in the drybulk charter market, from which we derive the large majority of our revenues, has severely affected the drybulk shipping industry. The Baltic Dry Index (“BDI”), an index published by The Baltic Exchange of shipping rates for 26 key drybulk routes, showed relative weakness in 2014 and recorded an average level of 1,105, compared to a ten-year average level of 2,964 as of February 18, 2015.  The BDI was at a peak of 2,113 in January 2014 and reached a low of 723 in July 2014.  As volatility persisted, the BDI climbed to a peak of 1,484 in November 2014 and has since retreated to reach a level of 509 as of February 18, 2015, As the BDI remains volatile, there can be no assurance the drybulk charter market will increase further, and the market could decline.

The year to date in 2015 has exhibited seasonal issues like those of the corresponding periods in previous years, with seasonal factors contributing to the most recent downturn in rates, including the order timing issues for iron ore cargoes related to the celebration of the Chinese New Year and increased deliveries of newbuilding vessels for the month of January as compared to the previous three months.  In addition to these factors, there have been a number of adverse consequences for drybulk shipping, including, among other things:

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

The factors that influence demand for vessel capacity include:

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charterhire rates, as evidenced by the low rates we have experienced during 2014.  Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates.  If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to re-charter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all.  The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessels may decrease, which could adversely affect our operating results or cause us to breach one or more covenants in our credit facilities or limit the total amount we may borrow under such credit facilities.

If the book value of one of our vessels is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our financial results. Also, certain covenants in our credit facilties depend on the market value of our fleet, and covenants of any other credit facility we may enter into may also depend on such market value.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further details on the covenants in these credit facilities. If the market value of our fleet declines, we could breach certain provisions of these facilities, which could accelerate the repayment of outstanding borrowings under such facility or may limit the total amount that we may borrow under such facility.  In such an event, we may not be able to refinance our debt or obtain additional financing under any credit facility. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region.  As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.  In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product.  China’s gross domestic product grew by 7.4% in 2014 as compared to a 7.7% growth rate in 2013. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions.  Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively.  Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”).  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters. OPA allows for liability without regard to fault of vessel owners, operators and demise charterers for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers, in U.S. waters. Such liability is potentially unlimited in cases of willful misconduct or gross negligence. OPA also expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution materials occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA.

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

Terrorist attacks continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these occurrences could have a material adverse impact on our business, results of operation, and financial condition.

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

Changes in fuel prices could adversely affect our profits.

From time to time, we operate vessels on spot charters either directly or by placing them in pools with similar vessels.  Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunkers, which is a significant vessel operating expense.  We currently have two vessels operating in vessel pools, and we may arrange for more vessels to do so, depending on market conditions.  Depending on the timing of increases in the price of fuel and market conditions, we or pool operators with whom we contract may be unable to pass along increases in fuel prices to our customers.  Currently, the majority of our vessels are operating under standard time charter arrangements.  Under standard time charter arrangements, the charterer bears the cost of fuel in the form of bunkers.  At the commencement of a charter, the charterer purchases fuel from us at the then-prevailing market rates, and we are obligated to repurchase fuel at that same initial rate when the charterer redelivers the vessel back to us. Market rates at the time the charterer redelivers the vessel to us after completion of the charter (including any direct continuations) may be more or less than the prevailing market rates at the commencement of the charter.  We believe the staggered nature of time charter expirations and the cyclical nature of fuel prices over time should reduce the risk of these repurchase obligations.  However, the date of redelivery of vessels and fluctuations in the price and supply of fuel are unpredictable and therefore these arrangements could result in losses or reductions in working capital that are beyond our control. As is customary in our industry, we do not use hedging agreements on fuel to mitigate these risks.  With respect to time charter agreements, we believe the variable expiration of the relevant contracts makes hedging agreements impractical or uneconomic.

Given that under certain arrangements with short-term or spot charters, the vessel owner or pool operator may bear the cost of fuel, the recent volatility in fuel prices could be a factor affecting profitability in these arrangements. To profitably price an individual charter, the vessel owner or pool operator must take into account the anticipated cost of fuel for the duration of the charter. Changes in the actual price of fuel at the time the charter is to be performed could result in the charter being performed at a significantly greater or lesser profit than originally anticipated or even result in a loss.

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

Company Specific Risk Factors

Restrictive covenants under our credit facilities may be difficult to satisfy in the current market environment.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity and covenant compliance issues.  Our credit facilities require us to maintain a minimum cash balance of $11.3 million as measured at each quarter-end.  In light of our requirements to fund our ongoing operations and acquisitions and make payments under our credit facilities, our current cash reserves, and current drybulk shipping rates, we believe that without taking remedial measures that are available to us, it is probable that  we will not remain in compliance with our minimum cash covenants under our credit facilities within the next six months.  To address our compliance, we may seek waivers or modifications to our credit agreements from our lenders, which may be unavailable or subject to conditions, or we may pursue one or more financing options described below.

Given the foregoing, we may require capital to fund ongoing operations, acquisitions (including the two Ultramax newbuildings we have agreed to acquire) and debt service.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels), reduce or delay capital expenditures, or pursue other options available to us.  We cannot be certain that we will accomplish any such actions.

Absent any of the foregoing obligations, if we do not comply with our credit facility covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a limited operating history on which you can evaluate our business strategy.

Our vessel operating history commenced in April 2010 with the delivery of the first vessel we agreed to purchase prior to our IPO, and we have taken delivery of 14 additional vessels since that time. Given the limited period of time in which we have been operating our fleet, there can be no assurance that our business strategy and operations will be successful.

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

Moreover, to the extent we have future opportunities to expand our fleet, our strategy is to do so primarily through equity financing, which we expect will mainly consist of issuances of additional shares of our common stock, and debt financing, while seeking to maintain relatively low leverage.  During the year ended December 31, 2013, we completed three common stock offerings of a total of 32,869,217 common shares to assist in financing the four vessel purchases during the year.  We have entered into the $148 Million Credit Facility on December 31, 2014 which refinanced the 2010 Credit Facility which provided bridge financing for vessel acquisitions.  On October 8, 2014, we entered in the 2014 Term Loan Facilities to finance the purchase of the acquisition of two vessels.  Lastly, during the year ended December 31, 2013, we entered into the $22 Million Term Loan Facility and $44 Million Term Loan Facility to finance the purchase of the acquisition of four vessels.  If we are unable to complete equity issuances at prices that we deem acceptable, or our internally generated cash flow or credit facility are insufficient to finance future vessel acquisitions, we may need to revise our growth plan or consider alternative forms of financing.

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

We may be unable to pay dividends.

As a result of the current market conditions, the Board of Directors did not declare a dividend for the fourth quarter of 2014.  Historically, our intention has been to pay a variable quarterly dividend equal to our Cash Available for Distribution, as defined herein, from the previous quarter, subject to any reserves our Board of Directors may from time to time determine are required. The amount of Cash Available for Distribution will principally depend upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based upon, among other things:

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

Our officers and directors have fiduciary duties to manage our business in a manner beneficial to our shareholders and us. However, our Chairman, and our President and Chief Financial Officer also serve as executive officers or directors of Genco. As a result, these individuals have fiduciary duties to manage the business of Genco and its affiliates in a manner beneficial to such entities and their shareholders. Consequently, these officers and directors may encounter situations in which their fiduciary obligations to Genco and us are in conflict. We believe the principal situations in which these conflicts may occur are in the allocation of business opportunities to Genco or us, particularly with respect to the allocation of chartering or vessel sale and purchase opportunities. The Omnibus Agreement is intended to reduce these conflicts by granting a right of first refusal for certain spot chartering opportunities to us while granting a right of first refusal to Genco for other business opportunities generally. The resolution of these conflicts may not always be in our best interest or that of our shareholders and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Our Manager may elect to terminate the Management Agreement upon the sale of all or substantially all of our assets to a third party, our liquidation or after any change of control of our company occurs. If our Manager so elects to terminate the Management Agreement, then our Manager may be paid a termination fee. This termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of December 31, 2014, the termination payment that would be due to Genco is approximately $21.0 million. In addition, our rights to terminate the Management Agreement are limited. Even if we are not satisfied with the Manager’s efforts in managing our business, unless our Manager materially breaches the agreement or there is a change in Control of our Manager, we may terminate the Management Agreement only:

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

An increase in operating costs or interest rates could adversely affect our cash flows and financial condition.

Under the Management Agreement, we must pay for vessel operating expenses (including crewing, repairs and maintenance, insurance, stores, lube oils and communication expenses), and in addition for spot or voyage charters, voyage expenses (including bunker fuel expenses, port fees, cargo loading and unloading expenses, canal tolls, agency fees and conversions).  Our vessel operating expenses also include the costs of crewing and insurance.  In addition, to the extent we employ our vessels on voyage charters, we will also have to bear the cost of bunkers. The price of bunker fuel may increase or decrease in the future. Further, if our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial.  Moreover, we expect that the cost of maintenance and drydocking will increase as our fleet ages.  Increases in any of these costs would decrease our earnings, cash flows and the amount of Cash Available for Distribution to our shareholders.

We are also subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  If LIBOR were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Our financing agreements  contain operating and financial restrictions that restrict our business and financing activities.

The operating and financial restrictions and covenants contained in the $148 Million Credit Facility (which refinanced the 2010 Credit Facility), $22 Million Term Loan Facility, $44 Million Term Loan Facility, 2014 Term Loan Facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to pursue and expand our business activities. For example, these financing arrangements may restrict our ability to:

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

As of March 2, 2015, Genco owns 6,356,471 shares of our Class B Stock, representing a 10.85% ownership interest in us and 64.60% of the aggregate voting power of our outstanding shares of stock.  If Genco’s ownership interest in us were to decrease to less than 10%, the outstanding Class B Stock would automatically convert into common stock, and the voting power held by Genco would decrease to less than 30%. Unless our credit facilities are amended or modified, such a conversion and reduction in Genco’s voting power would result in a change of control as defined under our credit facilities, which in turn would constitute an event of default. Accordingly, unless our credit facilities are amended or modified, our ability to issue equity may be limited. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.   In addition, it would likewise constitute a change of control and an event of default under our credit facilities if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of our outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. The average age of the vessels in our current fleet is approximately 4.3 years.  Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology and cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We derive all of our revenues from a small number of charterers.  For the year ended December 31, 2014, 100% of our revenues were derived from twelve charterers.  If we were to lose any of these charterers, or if any of these charterers significantly reduced its use of our services or was unable to make charter payments to us, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

The actual or perceived credit quality of our business, our Manager, and market conditions affecting the spot charter market and the credit markets may materially affect our ability to obtain the additional capital resources that may be required to purchase additional vessels or may significantly increase our costs of obtaining such capital. We have obtained commercial bank debt to finance a portion of the purchase price of four 64,000 dwt Ultramax newbuilding drybulk vessels we have agreed to acquire from Yangfan Group Co., Ltd., including the 2014 Term Loan Facility and the $148 Million Credit Facility, and may use debt financing for a portion of any future acquisitions we may enter into. Our inability to obtain additional financing at all, or at a higher than anticipated cost, may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

As of the date of this report, our common stock represents more than 50% of the value of all classes of our stock, but less than 50% of the combined voting power of all classes of our stock. Unless the holders of the Class B stock irrevocably elect to limit their aggregate voting power to 49%, our Class B stock will represent more than 50% of the combined voting power of all classes of our voting stock and will not be treated as primarily and regularly traded on an established securities market in the United States. Therefore, we do not currently qualify for exemption under Section 883. As a result, 50% of our gross shipping income attributable to transportation beginning or ending in the United States, if any, will be subject to a 4% tax without allowance for deductions. While we do not currently anticipate that a significant portion of our shipping income will be U.S. source shipping income, there can be no assurance that this will be the case.  During the years ended December 31, 2014, 2013 and 2012, we had U.S. operations which resulted in U.S. source shipping income of approximately $2.8 million, $1.7 million and $1.4 million, respectively.

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

No assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, there can be no assurance that we will not become a PFIC in any future taxable year because the PFIC test is an annual test, there are uncertainties in the application of the PFIC rules, and although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future taxable years.

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

Under our amended and restated articles of incorporation, our Class B stock has 15 votes per share, and our common stock has one vote per share resulting in Genco controlling in excess of 50% of the combined voting power of these two classes of stock. However, if holders of a majority of the Class B stock make an irrevocable election to do so, the aggregate voting power of the Class B stock will be limited to a maximum of 49% of the voting power of our outstanding common stock and Class B stock, voting together as a single class. As of December 31, 2014 and 2013, Genco owns shares of our Class B stock representing 64.60% and 65.08%, respectively, of the voting power of our outstanding capital stock through its wholly-owned subsidiary, Genco Investments LLC. In addition, pursuant to the subscription agreement between us and Genco Investments LLC, for so long as Genco Investments LLC or its affiliates holds at least 10% of the aggregate number of outstanding shares of our common stock and Class B stock, Genco Investments LLC is entitled to receive an additional number of shares of Class B stock equal to 2% of the number of shares of common stock issued after our IPO was consummated in March 2010, excluding any shares of common stock issuable upon the exercise of the underwriters’ over-allotment option in our IPO or issued as an award or issuable upon exercise of an award under our 2010 Equity Incentive Plan. These additional shares would be issued for no additional consideration unless insufficient surplus exists to cover the par value of such additional shares, in which case Genco Investments LLC will pay us the par value of such shares.  During the year ended December 31, 2013, Genco was issued 128,383, 276,000 and 253,000 as result of the equity offerings completed on May 28, 2013, September 25, 2013 and November 18, 2013, respectively, which represent 2% of the number of common stock issued as part of these offerings. In addition, our directors or officers who are affiliated with Genco or other individuals providing services under the Management Agreement who are affiliated with Genco may receive equity awards under our 2010 Equity Incentive Plan.

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

Dual Class Stock

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BALT.”  The following table sets forth for the periods indicated the high and low prices for the common stock as reported by the NYSE:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2014
1st Quarter	$7.94	$5.10
2nd Quarter	$7.09	$5.56
3rd Quarter	$6.30	$4.12
4th Quarter	$4.30	$2.30

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2013
1st Quarter	$4.38	$2.97
2nd Quarter	$4.10	$3.10
3rd Quarter	$5.71	$3.49
4th Quarter	$6.86	$4.36

As of March 2, 2015, there were approximately 11 holders of record of our common stock.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (loss)

Less Fleet Related Capital Maintenance Expenditures

Plus Non-Cash Compensation

Cash Available for Distribution

The application of our dividend policy would have resulted in a lesser dividend or no dividend for each quarter during 2014, 2013 and 2012; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend during each of these quarters.  Given the current market conditions, we did not declare a dividend for the fourth quarter of 2014.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date

FISCAL YEAR ENDING DECEMBER 31, 2014
4th Quarter	$—	—
3rd Quarter	$0.01	11/4/2014
2nd Quarter	$0.01	7/29/2014
1st Quarter	$0.01	5/5/2014

	Dividend per share	Declaration date

FISCAL YEAR ENDING DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	For the Years Ended December 31,
	2014	2013	2012	2011	2010

Income Statement Data:
(U.S. dollars in thousands except for share and per share amounts)
Revenues	$45,520	$35,973	$27,304	$43,492	$32,559

Operating Expenses:
Voyage expenses	1,396	1,151	1,142	61	167
Voyage expenses to Parent	578	461	346	560	422
Vessel operating expenses	24,872	17,590	16,730	16,004	8,198
General, administrative and technical management fees	8,389	5,445	4,768	5,585	5,044
Management fees to Parent	3,607	2,671	2,471	2,464	1,229
Depreciation and amortization	21,015	15,564	14,814	14,769	7,359
Other operating income	—	—	—	—	(206)

Total operating expenses	59,857	42,882	40,271	39,443	22,213

Operating (loss) income	(14,337)	(6,909)	(12,967)	4,049	10,346
Other expense	(5,873)	(4,449)	(4,275)	(4,445)	(1,946)
(Loss) income before income taxes	(20,210)	(11,358)	(17,242)	(396)	8,400
Income tax expense	(57)	(34)	(28)	(34)	(78)
Net (loss) income	$(20,267)	$(11,392)	$(17,270)	$(430)	8,322
Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - basic	$(0.36)	$(0.36)	$(0.78)	$(0.02)	$0.46
Net (loss) income per share - diluted	$(0.36)	$(0.36)	$(0.78)	$(0.02)	$0.46
Dividends declared and paid per share of common and Class B stock	$0.06	$0.05	$0.24	$0.45	$0.32

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$9,929	$58,193	$3,280	$8,300	$5,797
Total assets	568,218	557,367	364,370	384,955	396,154
Total debt	196,775	167,875	101,250	101,250	101,250
Total shareholders’ equity	364,882	385,103	260,662	281,603	289,436

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$1,096	$2,603	$433	$15,379	$18,999
Net cash used in investing activities	(72,736)	(147,212)	(5)	(2,570)	(389,801)
Net cash provided by (used in) financing activities	23,376	199,522	(5,448)	(10,306)	376,599

EBITDA (2)	$6,669	$8,638	$1,819	$18,786	$17,678

(2)                     EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers.  Our management uses EBITDA as a performance measure in our consolidated internal financial statements, and it is presented for review at our board meetings.  We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often results in significant depreciation and cost of financing.  EBITDA presents investors with a measure in addition to net (loss) income to evaluate our performance prior to these costs.  EBITDA is not an item recognized by U.S. GAAP and should not be considered as an alternative to net (loss) income, operating income or any other indicator of a company’s operating performance required by U.S. GAAP.  EBITDA is not a measure of liquidity or cash flows as shown in our consolidated statement of cash flows.  The definition of EBITDA used here may not be comparable to that used by other companies.  The following table demonstrates our calculation of EBITDA and provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Net (loss) income	$(20,267)	$(11,392)	$(17,270)	$(430)	$8,322
Net interest expense	5,864	4,432	4,247	4,413	1,919
Income tax expense	57	34	28	34	78
Depreciation	21,015	15,564	14,814	14,769	7,359
EBITDA (2)	$6,669	$8,638	$1,819	$18,786	$17,678

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco, an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of four Capesize vessels, two Ultramax vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 1,221,000 dwt and the average age of our fleet is currently 4.3 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete. After the expected delivery of two Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 1,349,000 dwt.  Our fleet contains six groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On July 2, 2013, we entered into agreements to purchase two Handysize drybulk vessels from subsidiaries of Clipper Group for an aggregate purchase price of $41 million.  The Baltic Hare, a 2009-built Handysize vessel, was delivered on September 5, 2013 and the Baltic Fox, a 2010-built Handysize vessel, was delivered on September 6, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on May 28, 2013. For the remainder of the purchase price, we drew down $22 million on our $22 Million Term Loan Facility.  Refer to Note 7 — Debt in our consolidated financial statements for further information regarding this credit facility.

On October 31, 2013, we entered into agreements to purchase two Capesize drybulk vessels from affiliates of SK Shipping Co. Ltd. for an aggregate purchase price of $103 million.  The Baltic Lion, a 2012-built Capesize drybulk vessel, was delivered on December 27, 2013, and the Baltic Tiger, a 2011-built Capesize vessel, was delivered on November 26, 2013.  We funded a portion of the purchase price of the vessels using proceeds from our registered follow-on common stock offering completed on September 25, 2013.  For the remainder of the purchase price, we drew down $44 million on our $44 Million Term Loan Facility.  Refer to Note 7 — Debt in our consolidated financial statements for further information regarding this credit facility.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28 million per vessel, or up to $112 million in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional vessels for the same purchase price, which we exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities and the $148 Million Credit Facility, to finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including dispositions of assets.

We seek to leverage the expertise and reputation of Genco to pursue growth opportunities in the drybulk shipping spot market.  To pursue these opportunities, we operate a fleet of drybulk ships that transport iron ore, coal, grain, steel products and other drybulk cargoes along worldwide shipping routes.  We currently operate all of our vessels are on spot market-related time charters, short-term time charters or in vessel pools.  We may also consider operating vessels in the spot market directly based on our view of market conditions.  We have financed our fleet primarily with equity capital and have financed the remainder with our 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities.  The $148 Million Credit Facility refinanced the outstanding indebtedness under the 2010 Credit Facility. Depending on market condition, we aim to grow our fleet through timely and selective acquisitions of vessels.  We expect to fund acquisitions of additional vessels using equity and debt financing.  We intend to distribute to our shareholders on a quarterly basis all of our net income less cash expenditures for capital items related to our fleet, other than vessel acquisitions and related expenses, plus non-cash compensation, during the previous quarter, subject to any additional reserves our Board of Directors may from time to time determine are required for the prudent conduct of our business, as further described below under “Dividend Policy.”

Refer to pages 6-8 for a table of all vessels that have been or are expected to be delivered to us.

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

Year ended December 31, 2014  compared to the year ended December 31, 2013

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,		Increase	%
	2014	2013	(Decrease)	Change

Fleet Data:
Ownership days (1)
Capesize	1,460.0	770.6	689.4	89.5%
Ultramax	63.7	—	63.7	100.0%
Supramax	1,460.0	1,460.0	—	—
Handysize	1,825.0	1,329.1	495.9	37.3%

Total	4,808.7	3,559.7	1,249.0	35.1%

Available days (2)
Capesize	1,460.0	765.0	695.0	90.8%
Ultramax	60.7	—	60.7	100.0%
Supramax	1,376.4	1,442.1	(65.7)	(4.6)%
Handysize	1,789.6	1,327.0	462.6	34.9%

Total	4,686.7	3,534.1	1,152.6	32.6%

Operating days (3)
Capesize	1,456.2	765.0	691.2	90.4%
Ultramax	60.7	—	60.7	100.0%
Supramax	1,368.0	1,423.3	(55.3)	(3.9)%
Handysize	1,769.1	1,317.6	451.5	34.3%

Total	4,654.0	3,505.9	1,148.1	32.7%

Fleet utilization (4)
Capesize	99.7%	100.0%	(0.3)%	(0.3)%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	99.4%	98.7%	0.7%	0.7%
Handysize	98.9%	99.3%	(0.4)%	(0.4)%

Fleet average	99.3%	99.2%	0.1%	0.1%

	For the Years Ended December 31,		Increase	%
(U.S. dollars)	2014	2013	(Decrease)	Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$13,083	$15,123	$(2,040)	(13.5)%
Ultramax	10,356	—	10,356	100.0%
Supramax	7,268	8,031	(763)	(9.5)%
Handysize	7,718	8,448	(730)	(8.6)%

Fleet average	9,291	9,723	(432)	(4.4)%

Daily vessel operating expenses (6)
Capesize	$5,335	$5,591	$(256)	(4.6)%
Ultramax	5,543	—	5,543	100.0%
Supramax	5,662	5,053	609	12.1%
Handysize	4,638	4,442	196	4.4%

Fleet average	5,172	4,941	231	4.7%

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

	For the Years Ended December 31,
	2014	2013

Voyage revenues (in thousands)	$45,520	$35,973
Voyage expenses (in thousands)	1,396	1,151
Voyage expenses to Parent (in thousands)	578	461
	43,546	34,361
Total available days	4,686.7	3,534.1
Total TCE rate	$9,291	$9,723

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

Operating Data

The following compares our operating (loss) income and net loss for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,		Increase
	2014	2013	(Decrease)	% Change

Income Statement Data:
(U.S. dollars in thousands except for per share amounts)
Revenues	$45,520	$35,973	$9,547	26.5%

Operating Expenses:
Voyage expenses	1,396	1,151	245	21.3%
Voyage expenses to Parent	578	461	117	25.4%
Vessel operating expenses	24,872	17,590	7,282	41.4%
General, administrative and technical management fees	8,389	5,445	2,944	54.1%
Management fees to Parent	3,607	2,671	936	35.0%
Depreciation and amortization	21,015	15,564	5,451	35.0%

Total operating expenses	59,857	42,882	16,975	39.6%

Operating loss	(14,337)	(6,909)	(7,428)	107.5%
Other expense	(5,873)	(4,449)	(1,424)	32.0%
Loss before income taxes	(20,210)	(11,358)	(8,852)	77.9%
Income tax expense	(57)	(34)	(23)	67.6%
Net loss	$(20,267)	$(11,392)	(8,875)	77.9%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.36)	$(0.36)	$—	—
Net loss per share - diluted	$(0.36)	$(0.36)	$—	—
Dividends declared and paid per share	$0.06	$0.05	$0.01	20.0%

Balance Sheet Data:
(U.S. dollars in thousands, at end of period)
Cash and cash equivalents	$9,929	$58,193	(48,264)	(82.9)%
Total assets	568,128	557,367	10,851	1.9%
Total debt	196,775	167,875	28,900	17.2%
Total shareholders’ equity	364,882	385,103	(20,221)	(5.3)%

Other Data:
(U.S. dollars in thousands)
Net cash provided by operating activities	$1,096	$2,603	$(1,507)	(57.9)%
Net cash used in investing activities	(72,736)	(147,212)	74,476	(50.6)%
Net cash provided by (used in) financing activities	23,376	199,522	(176,146)	(88.3)%

EBITDA (1)	$6,669	$8,638	$(1,969)	(22.8)%

(1)                     EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  Refer to page 40 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Results of Operations

We began earning revenues during the three months ended June 30, 2010, since our first vessel was delivered in the second quarter of 2010.  Beginning with the second quarter of 2010, our revenues following the delivery of our first vessel have consisted primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States.  We have accrued for estimated taxes from these voyages at December 31, 2014 and 2013.

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

Years ended December 31, 2014 and 2013

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

For the years ended December 31, 2014 and 2013, voyage revenues were $45,520 and $35,973, respectively.  The increase in voyage revenues was primarily due to the increase in the size of our fleet partially offset by lower spot market rates achieved by the other vessels in our fleet during 2014 as compared to 2013.

The average TCE rate of our fleet was $9,291 a day for the year ended December 31, 2014 as compared to $9,723 for the year ended December 31, 2013.  The decrease was primarily due to lower spot market rates achieved by the vessels in our fleet during 2014 as compared to 2013.

During 2014, the Baltic Dry Index, or BDI (a drybulk index) recorded a high of 2,113 on January 1, 2014, retreated to a low of 723 on July 22, 2014 and after climbing to a peak of 1,484 in November 2014, has since retreated to reach a level of 782 on December 24, 2014.  In 2015, the index started off at 771 on January 2, 2015 and has since fallen to 509 as of February 18, 2015.

The BDI displayed weakness through the entire year in 2014 following a volatile environment in 2013.  The BDI saw relative strength at the end of 2013, which carried into the very beginning of 2014 resulting in a peak of 2,113 on January 2, 2014. Deliveries of newbuilding vessels increased in January 2014, contributing to an already oversupplied market. Additionally, a ban of coal shipments out of Drummond’s Columbian coal mines and short-term weather-related issues in Brazil and Australia temporarily reduced iron ore output. As a result, a decline of rates was experienced through the first half of the year resulting in the BDI closing at 850 as of June 30, 2014.  As fleet growth moderated and iron ore exports increased, the BDI traded up beginning in August of 2014 and recorded a high of 1,484 on November 4, 2014. During the fourth quarter of 2014, excess vessel supply continued to weigh on the drybulk market. Additionally, a period of destocking at Chinese iron ore ports and coal power plants and a sustained Indonesian mineral ore export ban all contributed to a declining freight rate environment. Fluctuations in Brazilian iron ore fixture volume led to additional volatility within the Capesize sector, particularly in the latter two months of the fourth quarter. In the year to date in 2015, we have seen continued pressure on the drybulk market as a result of a seasonal increase in newbuilding vessel deliveries and weak iron ore and coal trades ahead of the Chinese New Year. Given the fact that a majority of our vessels are chartered at spot market-related rates, we expect that the weak rate environment will adversely impact our first quarter 2015 revenues and results of operations.

During 2014 and 2013, we had 4,808.7 and 3,559.7 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Fox, Baltic Hare, Baltic Lion and Baltic Tiger during the third and fourth quarters of 2013 and the delivery of the Baltic Hornet during the fourth quarter of 2014.  Fleet utilization remained stable at 99.3% and 99.2% during 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, voyage expenses were $1,396 and $1,151, respectively.  The $245 increase in voyage expense is primarily due to an increase in bunker consumption as a result of drydockings during 2014 as well as additional bunker consumption during repositioning during 2014 as compared to 2013.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent increased by $117 to $578 during 2014 as compared to $461 during 2013. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The increase is primarily a result of the increase in voyage revenue due to the increase in the size of our fleet during 2014 as compared to 2013 partially offset by lower spot market rates achieved by our other vessels in our fleet.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased by $7,282 to $24,872 during 2014 as compared to $17,590 in 2013 primarily due to a larger fleet as a result of the delivery of four vessels during 2013 and one vessel during the fourth quarter of 2014, as well as higher maintenance related expenses incurred during drydocking.

Daily vessel operating expenses increased to $5,172 per vessel per day during the year ended December 31, 2014 from $4,941 per vessel per day during the year ended December 31, 2013.  The increase in daily vessel operating expenses is primarily due to higher maintenance related expenses incurred during drydocking.  We believe daily vessel operating expenses are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.  Our actual daily vessel operating expenses per vessel for the year ended December 31, 2014 were $228 below the budgeted rate for the year ended December 31, 2014 of $5,400 per vessel per day.

Our vessel operating expenses, which generally represent fixed costs, will increase as a result of the expansion of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, including, for instance, developments relating to market prices for crewing, lubes, and insurance, may also cause these expenses to increase.

Based on our management’s estimates and budgets provided by our technical manager, we expect our vessels to have average daily vessel operating expenses during 2015 of:

Vessel Type	Average Daily Budgeted Amount
Capesize	$6,100
Ultramax	5,300
Supramax	5,600
Handysize	5,100

Based on these average daily budgeted amounts by vessel type, we expect our fleet to have average daily vessel operating expenses of $5,500 during 2015.  The average daily vessel operating expense budget for 2015 of $5,500 is slightly higher than the prior year 2014 budget of $5,400, primarily due to crew related expenses.

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

For 2014 and 2013, general, administrative and technical management fees were $8,389 and $5,445, respectively.  The increase in general, administrative and technical management fees was primarily a result of an increase in non-cash compensation expense.  Technical management fees increased due to the delivery of four vessels during the third and fourth quarters of 2013 and one vessel during the fourth quarter of 2014.

MANAGEMENT FEES TO PARENT-

Management fees to Parent increased to $3,607 from $2,671 during 2014 as compared to 2013, respectively.  This amount represents the technical service fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.  The increase was due to the delivery of four vessels during the third and fourth quarters of 2013 and one vessel during the fourth quarter of 2014.

DEPRECIATION-

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel.  Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years.  Effective July 9, 2014, upon Genco’s emergence from bankruptcy, we increase the estimated scrap value of our vessels from $245/lwt to $310/lwt prospectively which will result in an overall decrease in vessels depreciation expense over the remaining life of the vessels.

Depreciation expense increased to $21,015 during 2014 from $15,564 during 2013 due to the delivery of four vessels during the third and fourth quarter of 2013 and one vessel during the fourth quarter of 2014, as well as an increase in drydock amortization expense as six vessels completed drydockings during the first half of 2014.  There were no vessels that completed drydocking during 2013.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For 2014 and 2013, net interest expense was $5,864 and $4,432, respectively.  The increase in net interest expense is primarily due to the interest expense, commitment fees, and the amortization of deferred financing fees associated with the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities, which were entered into effective August 30, 2013, December 3, 2013 and October 8, 2014, respectively.  These increases were partially offset by a decrease in interest expense related to the 2010 Credit Facility due to capitalized interest expense that was reclassed from Interest expense to Deposits on vessels for the four Ultramax vessels that we have agreed to acquire, one of which was delivered on October 29, 2014.  Refer to Note 7 — Debt and Note 4 — Vessel Acquisitions in our consolidated financial statements for further information.

INCOME TAX EXPENSE-

For 2014 and 2013, income tax expense was $57 and $34, respectively.  During the year ended December 31, 2014, we had United States operations which resulted in United States source income of  $2,830, which resulted in income tax expense of $57.  During the year ended December 31, 2013, we had United States operations which resulted in United States source income of $1,664, which resulted in income tax expense of $34.

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

	For the Years Ended December 31,		Increase	%
	2013	2012	(Decrease)	Change

Fleet Data:
Ownership days (1)
Capesize	770.6	732.0	38.6	5.3%
Supramax	1,460.0	1,464.0	(4.0)	(0.3)%
Handysize	1,329.1	1,098.0	231.1	21.0%

Total	3,559.7	3,294.0	265.7	8.1%

Available days (2)
Capesize	765.0	732.0	33.0	4.5%
Supramax	1,442.1	1,453.3	(11.2)	(0.8)%
Handysize	1,327.0	1,098.0	229.0	20.9%

Total	3,534.1	3,283.3	250.8	7.6%

Operating days (3)
Capesize	765.0	729.9	35.1	4.8%
Supramax	1,423.3	1,434.0	(10.7)	(0.7)%
Handysize	1,317.6	1,096.4	221.2	20.2%

Total	3,505.9	3,260.3	245.6	7.5%

Fleet utilization (4)
Capesize	100.0%	99.7%	0.3%	0.3%
Supramax	98.7%	98.7%	—	—
Handysize	99.3%	99.9%	(0.6)%	(0.6)%

Fleet average	99.2%	99.3%	(0.1)%	(0.1)%

	For the Years Ended December 31,		Increase	%
(U.S. dollars)	2013	2012	(Decrease)	Change

Average Daily Results:
Time Charter Equivalent (5)
Capesize	$15,123	$7,276	$7,847	107.8%
Supramax	8,031	7,836	195	2.5%
Handysize	8,448	8,290	158	1.9%

Fleet average	9,723	7,863	1,860	23.7%

Daily vessel operating expenses (6)
Capesize	$5,591	$5,302	$289	5.5%
Supramax	5,053	5,280	(227)	(4.3)%
Handysize	4,442	4,663	(221)	(4.7)%

Fleet average	4,941	5,079	(138)	(2.7)%

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

(1)                     EBITDA represents net (loss) income plus net interest expense, taxes and depreciation and amortization.  Refer to page 40 included in Item 6 where the use of EBITDA is discussed and for a table demonstrating our calculation of EBITDA that provides a reconciliation of EBITDA to net (loss) income for each of the periods presented above.

Years ended December 31, 2013 and 2012

VOYAGE REVENUES-

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder. We have also made borrowings to date under our 2010 Credit Facility (which was refinanced with the $148 Million Credit Facility, see below), $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities.  We may consider debt and equity financing alternatives from time to time.  However, if market conditions are negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  As a result, we may be unable to pursue acquisition opportunities to expand our business.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity and covenant compliance issues.  Our credit facilities require us to maintain a minimum cash balance of $11.3 million as measured at each quarter-end.  In light of our requirements to fund our ongoing operations and acquisitions and make payments under our credit facilities, our current cash reserves, and current drybulk shipping rates, we believe that without taking remedial measures that are available to us, it is probable that we  will not remain in compliance with our minimum cash covenants under our credit facilities within the next six months. To address our compliance, we may seek waivers or modifications to our credit agreements from our lenders, which may be unavailable or subject to conditions, or we may pursue one or more financing options described below.

Given the foregoing, we may require capital to fund ongoing operations, acquisitions (including the two Ultramax newbuildings we have agreed to acquire), and debt service.  We may also seek to refinance our indebtedness or raise additional capital through equity or debt offerings or selling assets (including vessels), reduce or delay capital expenditures, or pursue other options available to us.  We cannot be certain that we will accomplish any such actions.

Absent any of the foregoing obligations, if we do not comply with our credit facility covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

On April 16, 2010, we entered into a $100,000 senior secured revolving credit facility with Nordea Bank Finland plc, acting through its New York branch (the “2010 Credit Facility”), which was subsequently amended effective November 30, 2010 which increased the borrowing capacity from $100,000 to $150,000.  An additional amendment entered into effective August 29, 2013 which reduced the borrowing capacity to $110,000 and allowed us to incur additional indebtedness under new credit facilities.  On January 7, 2015, we refinanced the 2010 Credit Facility using the $148 Million Credit Facility described below.

As of December 31, 2014, we believe we are in compliance with all of the financial covenants under the 2010 Credit Facility.

On December 31, 2014, we entered into the $148 Million Credit Facility.  The $148 Million Credit Facility is comprised of $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility will be used to refinance our outstanding indebtedness under the 2010 Baltic Trading Credit Facility.  On January 7, 2015, we drew down $104,500 on the revolving credit facility of the $148 Million Credit Facility, $102,250 which was used to pay down the indebtedness outstanding under the 2010 Credit Facility. Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that we have agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility may not be re-borrowed.

The $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Credit Facility is subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Credit Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60th of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Term Loan Facility must be repaid in full on the maturity date, December 31, 2019.  Refer to Note 7 — Debt in our consolidated financial statements for additional information regarding the $148 Million Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively.  As of December 31, 2014, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility.

As of December 31, 2014, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2014, we have utilized our maximum borrowing capacity of $44,000 and there was no further availability.

As of December 31, 2014, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

On October 8, 2014, we and our wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into the 2014 Term Loan Facilities to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively. Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed. The 2014 Term Loan Facilities have a ten-year term and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery. The 2014 Term Loan Facilities are to be insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees. Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum. Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity. Principal repayments will commence six months after the actual delivery date for a vessel.

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

On October 24, 2014, we drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  On December 30, 2014, we drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which we exercised on January 8, 2014.  These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively.  We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities and the $148 Million Credit Facility, to finance the acquisition of these four Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including dispositions of assets.

Our dividend policy will also impact our future liquidity position.  We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required.  These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  Although the Board of Directors decided not to declare a dividend for the last quarter of 2014 due to the weakened current rate environment, during the past three years we have paid dividends even though the application of the formula in our policy would have resulted in a lesser dividend or no dividend, although we may not continue to do so.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)

Less Fleet Related Capital Maintenance Expenditures

Plus Non-Cash Compensation

Cash Available for Distribution

As a result of the current market conditions, the Board of Directors did not declare a dividend for the fourth quarter of 2014.  The application of our dividend policy would have resulted in a lesser dividend or no dividend for the first three quarters of 2014 and for each quarter during 2013, 2012 and 2011; however, based on our cash flow, liquidity and capital resources, our Board of Directors determined to declare a dividend for those quarters.  While our Board of Directors may consider declaring future dividends that exceed the amount determined by our policy, we cannot assure you that they will do so, and the recent dividend declarations do not represent a change in our policy.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2014
4th Quarter	$—	—
3rd Quarter	$0.01	11/4/2014
2nd Quarter	$0.01	7/29/2014
1st Quarter	$0.01	5/5/2014

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2013
4th Quarter	$0.03	2/25/2014
3rd Quarter	$0.02	10/31/2013
2nd Quarter	$0.01	7/30/2013
1st Quarter	$0.01	4/30/2013

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2012
4th Quarter	$0.01	2/14/2013
3rd Quarter	$0.01	10/31/2012
2nd Quarter	$0.05	7/26/2012
1st Quarter	$0.05	4/26/2012

The aggregate amount of the dividend paid in 2014, 2013 and 2012 was $3,454, $1,888 and $5,448, respectively, which we funded from cash on hand.

As a result of current market conditions, the Board of Directors did not declare a dividend for the fourth quarter of  2014.  Our dividend policy is to pay a variable quarterly dividend equal to our Cash Available for Distribution, during the previous quarter, subject to any reserves our board of directors may from time to time determine are required.  Dividends will be paid equally on a per-share basis between our common stock and our Class B stock.  Cash Available for Distribution represents our net income less cash expenditures for capital items related to our fleet, such as drydocking or special surveys, other than vessel acquisitions and related expenses, plus non-cash compensation.  For purposes of calculating Cash Available for Distribution, we may disregard non-cash adjustments to our net income, such as those that would result from acquiring a vessel subject to a charter that was above or below market rates. We intend to pay dividends on a quarterly basis.

We believe that our dividend payments generally will constitute dividends for current U.S. federal income tax purposes to the extent of our earnings and profits and, in the case of non-corporate shareholders, generally will constitute “qualified dividend income,” provided that (1) our common stock continues to be readily tradable on an established securities market in the U.S. (such as the Nasdaq, on which our common stock is traded), (2) we are not a PFIC for the taxable year in which the dividend is paid or the immediately preceding year (which we do not believe we have been, are, or will be), (3) certain holding requirements are satisfied, and (4) the recipient is not under an obligation to make related payments with respect to positions in substantially similar or related property. Currently, the maximum U.S. federal income tax rate on qualified dividend income paid to non-corporate shareholders is 20%. All or a portion of dividend income received by our U.S. shareholders whose modified adjusted gross income exceeds certain thresholds ($250,000 for married taxpayers filing jointly and $200,000 for single taxpayers) may also be subject to a 3.8% surtax. Distributions in excess of our earnings and profits will be treated first as a non-taxable return of capital to the extent of a U.S. shareholder’s tax basis in its common stock on a dollar-for-dollar basis and, thereafter, as capital gain.

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

Cash Flow

Net cash provided by operating activities for the twelve months ended December 31, 2014 was $1,096 compared to $2,603 for the twelve months ended December 31, 2013. The $1,507 change in cash provided by operating activities was a result of the following factors: the Company recorded a net loss in the amount of $20,267 for the twelve months ended December 31, 2014 compared to a net loss of $11,392 for the twelve months ended December 31, 2013.  As a result of the increase in the size of our fleet, included in the net loss was an increase in depreciation of $5,451 for the twelve months ended December 31, 2014 compared to the prior year period. The change in accounts receivable balances year-over-year resulted in an additional $3,931 due to the timing of payments received from charterers. Additionally, restricted stock amortization increased by $1,942 for the twelve months ended December 31, 2014 as compared to the same period of last year. The increases in cash provided by operating activities were offset by a $3,340 increase in deferred drydocking costs incurred, as six of our vessels were drydocked during the first half of 2014.

Net cash used in investing activities for the twelve months ended December 31, 2014 was $72,736 and primarily related to purchase of vessels, including deposits made and amounts held in escrow reflected as restricted cash for our newbuilding Ultramax vessels.  For the twelve months ended December 31, 2013, net cash used in investing activities was $147,212 and predominantly related to the acquisition of two Handysize and two Capesize vessels.

Net cash provided by financing activities for the twelve months ended December 31, 2014 was $23,376 as compared to $199,522 for the twelve months ended December 31, 2013. Net cash provided by financing activities during the twelve months of 2014 was due to $33,150 of proceeds from the 2014 Term Loan Facilities for the purchase of two Ultramax newbuilding vessels. This was primarily offset by the following uses of cash: $2,750 repayment of debt under our $44 Million Term Loan Facility and $1,500 repayment of debt under our $22 Million Term Loan Facility. Cash dividends paid for the twelve months ended December 31, 2014 were $3,454 compared to $1,888 paid during the same period of 2013. Net cash provided by financing activities for the twelve months ended December 31, 2013 mainly consisted of $136,980 of proceeds from the issuance of common stock and $66,000 of proceeds from the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.

Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $2,603 and $433, respectively.  The $2,170 change in cash provided by operating activities was primarily a result of a lower recorded net loss in the amount of $11,392 for the year ended December 31, 2013 compared to a net loss of $17,270 for the year ended December 31, 2012. This was partially offset by an increase of receivables in the amount of $4,175 for the year ended December 31, 2013 when compared to the year ended December 31, 2012 mainly due to the timing of payments from charterers and the higher rates achieved by our fleet towards the end of the quarter ended December 31, 2013.

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

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of December 31, 2014. The table reflects the agreements to acquire the remaining three newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $84,000.  We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the 2014 Term Loan Facilities and the $148 Million Credit Facility,  as discussed above under “Liquidity and Capital Resources.”  This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels.  The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, as well as other fees associated with these facilities. Additionally, the interest and borrowing fees incorporate the unused fees, interest expense and the arrangement fee and structuring fee related to the $148 Million Credit Facility, which was entered into effective December 31, 2014 and was utilized to refinance the 2010 Credit Facility.  The arrangement fee and structuring fee for the $148 Million Credit Facility were $1,620 and $370, respectively.  Refer to Note 7 — Debt in our consolidated financial statements for further information regarding the $148 Million Credit Facility, as well as the terms of the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities.

	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements (2)	$199,025	$6,331	$30,441	$142,234	$20,019
Interest and borrowing fees	32,379	8,700	12,152	9,740	1,787
Remainder of purchase price of vessels (1)	42,000	42,000	—	—	—
Sales and purchase fees (1)	840	840	—	—	—
Total	$274,244	$57,871	$42,593	$151,974	$21,806

(1)         The timing of this obligation is based on the estimated delivery dates for the Baltic Scorpion and Baltic Mantis.  Upon the delivery of the Baltic Wasp on January 2, 2015, the remaining purchase price of $19,600 was paid to Yangfan Group Co., LTD and we will be required to pay a sale and purchase fee to Genco pursuant to the Management Agreement for 1.0% of the total aggregate purchase price, or $280.  As of December 31, 2014, the $19,600 remaining purchase price for the Baltic Wasp was included in Restricted Cash in the consolidated balance sheets as the payment was being held in an escrow account until the vessel was delivered on January 2, 2015.  As such, this payment is excluded in the table above.

(2)         On December 30, 2014, $16,350 was drawn down from the 2014 Term Loan Facilities in order to fund the purchase of the Baltic Wasp, which was delivered to us on January 2, 2015.  As such, it is included in the total contractual obligations for credit agreement payments as of December 31, 2014. These amounts do not include the $10,500 that was drawn down on the $148 Million Credit Facility on February 27, 2015.

Interest expense has been estimated using 0.17% plus the applicable margin for the amended 2010 Credit Facility of 3.00% until January 7, 2015 when the 2010 Credit Facility was paid down with proceeds from the $148 Million Credit Facility.  Beginning January 7, 2015, interest expense has been estimated using 0.26% plus the applicable margin for the $148 Million Credit Facility of 3.00%.  Additionally, interest expense has been estimated using 0.26% plus the applicable margin of 2.50% for the 2014 Term Loan Facilities.  Lastly, for the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.26% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions.  Our fleet currently consists of four Capesize drybulk carriers, two Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  After the expected delivery of the four Ultramax vessels that we have agreed to acquire, we will own 17 drybulk vessels, consisting of four Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers.  We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities and the $148 Million Credit Facility, to fully finance the acquisition of these four Ultramax newbuilding drybulk vessels.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet.  As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels.  The upgrades have been successfully installed on five of our vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.  The costs of the upgrade, which will be performed under the planned drydocking schedule for two of our Capesize vessels, is expected to be approximately $500 per vessel and is included in our estimated drydocking costs below.

Under U.S. Federal law and 33 CFR, Part 151, Subpart D, U.S. approved ballast water treatment systems will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. Currently, we do not believe there are any ballast water treatment systems that areapproved by U.S. authorities; however, an alternative management system (“AMS”) may be installed in lieu. For example, in February 2015, the USCG added Bawat to the list of ballast water treatment systems that received AMS acceptance. An AMS is valid for fiveyears from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval. The cost of these systems will vary based on the size the vessel, and the Company estimates the cost of the systems to be $950 for Capesize, $800 for Panamax, $750 for Supramax, $700 for Handymax and $650 for Handysize vessels. Any newbuilding vessels that we acquire will have an AMS installed when the vessel is being built. The costs ofballast water treatment systems will be capitalized and depreciated over the remainder of the life of the vessel, assuming the system the Company installs becomes approved.  These amounts would be in addition to the amounts budgeted for drydocking below.

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015	$4.6	100
2016	$1.7	40

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expens items that are reflected in vessel operating expenses, including the write-off of any steel that is replaced during drydocking.  Additionally, these costs do not include the cost of ballast water treatment systems as noted above.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.

We incurred drydocking costs of $3,448 and $108 during the years ended December 31, 2014 and 2013, respectively.

Six of our vessels were drydocked during 2014.  The Baltic Cougar, the Baltic Panther, the Baltic Wind, the Baltic Hare, the Baltic Leopard and the Baltic Jaguar completed drydockings during the first half of 2014 and were on planned offhire for 113.4 days in connection with the scheduled drydockings.  We estimate that five of our vessels will be drydocked during 2015 and two of our vessels will be drydocked during 2016.

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

During the years ended December 31, 2014 and 2013, we did not acquire vessels with existing time charters for which there was a significant difference between the present value of the difference between the contractual amounts to be paid and our estimate of the fair market charter rate.

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

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, upon Genco’s emergence from bankruptcy, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the year ended December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $0.3 million.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.”  We have never sold any of our vessels, although we may do so in the future.

Pursuant to our 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2014 Term Loan Facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our 2010 Credit Facility, $22 Million Term Loan Facility and $44 Million Term Loan Facility at December 31, 2014 and 2013 and our 2014 Term Loan Facilities at December 31, 2014. Although the $148 Million Credit Facility was entered into effective December 31, 2014, the underlying covenants were not applicable as we did not draw down on the facility until January 7, 2015. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2014 and 2013.

At December 31, 2014, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date were lower than their carrying values as of December 31, 2014.  At December 31, 2013, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Fox and the Baltic Hare, were lower than their carrying values at December 31, 2013.  The most recent compliance testing dates were December 31, 2014 and 2013 for the 2010 Credit Facility, $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the $148 Million Credit Facility.

The amount by which the carrying value at December 31, 2014 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $1.5 million to $22.0 million per vessel, and $141.7 million on an aggregate fleet basis.  The amount by which the carrying value at December 31, 2013 of all the vessels in our fleet, with the exception of the Baltic Fox and the Baltic Hare, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual basis, from $0.3 million to $20.9 million per vessel, and $103.7 million on an aggregate fleet basis.  The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.1 million as of December 31, 2014 and $9.4 million as of December 31, 2013. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	December 31, 2014	December 31, 2013

2010 Credit Facility
Baltic Leopard	2009	2009	$29,472	$30,608
Baltic Panther	2009	2010	29,549	30,686
Baltic Cougar	2009	2010	29,694	30,837
Baltic Jaguar	2009	2010	29,629	30,756
Baltic Bear	2010	2010	61,750	64,378
Baltic Wolf	2010	2010	61,394	64,014
Baltic Wind	2009	2010	28,247	29,366
Baltic Cove	2010	2010	28,463	29,724
Baltic Breeze	2010	2010	29,032	30,291
TOTAL			$327,230	$340,660

$22 Million Term Loan Facility
Baltic Fox	2010	2013	20,299	21,224
Baltic Hare	2009	2013	19,257	20,152
TOTAL			$39,556	$41,376

$44 Million Term Loan Facility
Baltic Lion	2012	2013	51,301	53,114
Baltic Tiger	2011	2013	49,181	50,919
TOTAL			$100,482	$104,033

2014 Term Loan Facilities
Baltic Hornet	2014	2014	28,942	—
TOTAL			$28,942	$—

Consolidated Total			$496,210	$486,069

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we could record a loss in the amount of the difference.

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

For purposes of our December 31, 2014 disclosure below, we determined that the future income streams expected to be earned by such vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and, accordingly, it confirmed that our vessels were not impaired under U.S. GAAP.  Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin (85% - 500% of carrying value) for all of the vessels in our fleet as of December 31, 2014.  Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 20.6 years in which to recover sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2014.  Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile.  Based on the sensitivity analysis performed by the Company, the Company would record impairment on its vessels for time charter declines from their most recent ten-year historical one-year time charter averages as follows:

	Percentage Decline from Ten-Year Historical One-Year Time Charter Average at Which Point Impairment Would be Recorded
Vessel Class	As of December 31, 2014	As of December 31, 2013
Capesize	(61.0)%	(65.6)%
Ultramax	(54.8)%	—
Supramax	(43.2)%	(48.1)%
Handysize	(23.4)%	(30.6)%

Our time charter equivalent (TCE) rates for our fiscal years ended December 31, 2014 and 2013, respectively, were above or (below) the ten year historical one-year time charter average as of such dates as follows:

	TCE Rates as Compared with Ten- Year Historical One-Year Time Charter Average (as percentage above/(below))
Vessel Class	As of December 31, 2014	As of December 31, 2013
Capesize	(68.9)%	(66.9)%
Ultramax	(55.6)%	—
Supramax	(64.2)%	(63.5)%
Handysize	(45.7)%	(43.6)%

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization of 98%. The salvage value used in the impairment test is estimated to be $310 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

Fair value of financial instruments

The estimated fair values of our financial instruments such as amounts due to / due from charterers, accounts payable and long-term debt approximate their individual carrying amounts as of December 31, 2014 and December 31, 2013 due to their short-term maturity or the variable-rate nature of the respective borrowings under our credit facilities.  See Note 8 - Fair Value of Financial Instruments in our consolidated financial statements for additional disclosure on the fair values of long term debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Effective December 31, 2014, we entered into the $148 Million Credit Facility which was used to refinance the existing indebtedness under the 2010 Credit Facility on January 7, 2015.  Additionally, effective August 30, 2013 and December 3, 2013, we entered the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing the purchase of four vessels during the year ended December 31, 2013.  Lastly, effective October 8, 2014 we entered into the 2014 Term Loan Facilities which provided us with financing the purchase of two vessels during the year ended December 31, 2014.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility and $148 Million Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility. Additionally, interest expense under the 2014 Term Loan Facilities is based on three-month LIBOR plus and applicable margin of 2.50%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $1.5 million in interest expense for the year ended December 31, 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baltic Trading Limited

Consolidated Financial Statements as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the accompanying consolidated balance sheets of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltic Trading Limited and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

Baltic Trading Limited

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,929	$58,193
Due from charterers, net	3,948	4,412
Prepaid expenses and other current assets	5,506	4,085
Total current assets	19,383	66,690

Noncurrent assets:
Vessels, net of accumulated depreciation of $72,921 and $52,459, respectively	496,210	486,069
Deposits on vessels	23,733	1,013
Deferred drydock, net of accumulated amortization of $505 and $0, respectively	3,049	108
Fixed assets, net of accumulated depreciation of $66 and $47, respectively	120	678
Deferred financing costs, net of accumulated amortization of $295 and $1,785, respectively	6,078	2,809
Restricted cash	19,645	—
Total noncurrent assets	548,835	490,677

Total assets	$568,218	$557,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,316	$3,782
Deferred revenue	98	409
Due to Parent	147	198
Current portion of long-term debt	6,331	4,250
Total current liabilities	12,892	8,639

Noncurrent liabilities:
Long-term debt	190,444	163,625
Total noncurrent liabilities:	190,444	163,625

Total liabilities	203,336	172,264

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 52,255,241 and 51,168,896 shares at December 31, 2014 and 2013, respectively	523	512
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 at December 31, 2014 and 2013	64	64
Additional paid-in capital	412,771	412,736
Accumulated deficit	(48,476)	(28,209)
Total shareholders’ equity	364,882	385,103

Total liabilities and shareholders’ equity	$568,218	$557,367

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

(U.S. Dollars in Thousands, Except for Per Share Data)

	For the Years Ended December 31,
	2014	2013	2012

Revenues	$45,520	$35,973	$27,304

Operating expenses:
Voyage expenses	1,396	1,151	1,142
Voyage expenses to Parent	578	461	346
Vessel operating expenses	24,872	17,590	16,730
General, administrative and technical management fees	8,389	5,445	4,768
Management fees to Parent	3,607	2,671	2,471
Depreciation and amortization	21,015	15,564	14,814

Total operating expenses	59,857	42,882	40,271

Operating loss	(14,337)	(6,909)	(12,967)

Other (expense) income:
Other expense	(9)	(17)	(28)
Interest income	28	23	5
Interest expense	(5,892)	(4,455)	(4,252)

Other expense, net	(5,873)	(4,449)	(4,275)

Loss before income taxes	(20,210)	(11,358)	(17,242)
Income tax expense	(57)	(34)	(28)

Net loss	$(20,267)	$(11,392)	$(17,270)

Net loss per share of common and Class B stock:
Net loss per share-basic	$(0.36)	$(0.36)	$(0.78)
Net loss per share-diluted	$(0.36)	$(0.36)	$(0.78)
Dividends declared and paid per share of common and Class B Stock	$0.06	$0.05	$0.24

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statement of Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance — January 1, 2012	$170	$57	$280,923	$453	$281,603

Net loss				(17,270)	(17,270)

Cash dividends paid ($0.24 per share)			(5,448)		(5,448)

Issuance of 299,999 shares of nonvested common stock	3		(3)		—

Nonvested stock amortization			1,777		1,777

Balance — December 31, 2012	$173	$57	$277,249	$(16,817)	$260,662

Net loss				(11,392)	(11,392)

Cash dividends paid ($0.05 per share)			(1,888)		(1,888)

Issuance of 32,869,217 shares of common stock	329		135,834		136,163

Issuance of 657,383 shares of Class B stock		7	(7)		—

Issuance of 998,680 shares of nonvested common stock	10		(10)		—

Nonvested stock amortization			1,558		1,558

Balance — December 31, 2013	$512	$64	$412,736	$(28,209)	$385,103

Net Loss				(20,267)	(20,267)

Cash dividends paid ($0.06 per share)			(3,454)		(3,454)

Issuance of 1,086,345 shares of nonvested common stock	11		(11)		—

Nonvested stock amortization			3,500		3,500

Balance — December 31, 2014	$523	$64	$412,771	$(48,476)	$364,882

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

(U.S. Dollars in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(20,267)	$(11,392)	$(17,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,015	15,564	14,814
Amortization of deferred financing costs	803	581	467
Amortization of nonvested stock compensation expense	3,500	1,558	1,777
Change in assets and liabilities:
Decrease (increase) in due from charterers	464	(3,467)	708
Increase in prepaid expenses and other current assets	(1,414)	(1,193)	(425)
Increase in accounts payable and accrued expenses	744	812	197
Increase (decrease) in due to Parent	10	100	(25)
(Decrease) increase in deferred revenue	(311)	148	190
Deferred drydock costs incurred	(3,448)	(108)	—

Net cash provided by operating activities	1,096	2,603	433

Cash flows from investing activities:
Purchase of vessels, including deposits	(52,953)	(146,598)	—
Purchase of fixed assets	(138)	(614)	(5)
Changes in deposits of restricted cash	(19,645)	—	—

Net cash used in investing activities	(72,736)	(147,212)	(5)

Cash flows from financing activities:
Proceeds from the 2010 Credit Facility	—	1,000	—
Proceeds from the $22 Million Term Loan Facility	—	22,000	—
Repayments on the $22 Million Term Loan Facility	(1,500)	(375)	—
Proceeds from the $44 Million Term Loan Facility	—	44,000	—
Repayments on the $44 Million Term Loan Facility	(2,750)	—	—
Proceeds from the 2014 Term Loan Facilities	33,150	—	—
Cash dividends paid	(3,454)	(1,888)	(5,448)
Proceeds from issuance of common stock	—	136,980	—
Payments of common stock issuance costs	(111)	(706)	—
Payment of deferred financing costs	(1,959)	(1,489)	—

Net cash provided by (used in) financing activities	23,376	199,522	(5,448)

Net (decrease) increase in cash and cash equivalents	(48,264)	54,913	(5,020)

Cash and cash equivalents at beginning of year	58,193	3,280	8,300

Cash and cash equivalents at end of year	$9,929	$58,193	$3,280

See accompanying notes to consolidated financial statements.

Baltic Trading Limited

Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

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

At December 31, 2014, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

Wholly-Owned Subsidiaries	Vessels	Dwt	Delivery Date	Year Built

Baltic Leopard Limited	Baltic Leopard	53,447	April 8, 2010	2009
Baltic Panther Limited	Baltic Panther	53,351	April 29, 2010	2009
Baltic Cougar Limited	Baltic Cougar	53,432	May 28, 2010	2009
Baltic Jaguar Limited	Baltic Jaguar	53,474	May 14, 2010	2009
Baltic Bear Limited	Baltic Bear	177,717	May 14, 2010	2010
Baltic Wolf Limited	Baltic Wolf	177,752	October 14, 2010	2010
Baltic Wind Limited	Baltic Wind	34,409	August 4, 2010	2009
Baltic Cove Limited	Baltic Cove	34,403	August 23, 2010	2010
Baltic Breeze Limited	Baltic Breeze	34,386	October 12, 2010	2010
Baltic Fox Limited	Baltic Fox	31,883	September 6, 2013	2010
Baltic Hare Limited	Baltic Hare	31,887	September 5, 2013	2009
Baltic Lion Limited	Baltic Lion	179,185	December 27, 2013	2012
Baltic Tiger Limited	Baltic Tiger	179,185	November 26, 2013	2011
Baltic Hornet Limited	Baltic Hornet	63,574	October 29, 2014	2014
Baltic Wasp Limited	Baltic Wasp	63,389	January 2, 2015	2015
Baltic Scorpion Limited	Baltic Scorpion	64,000	Q2 2015 (1)	2015 (1)
Baltic Mantis Limited	Baltic Mantis	64,000	Q3 2015 (1)	2015 (1)

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

As of December 31, 2014 and 2013, Genco’s ownership of 6,356,471 shares of the Company’s Class B stock represented an 10.85% and 11.05% ownership interest in the Company, respectively, and 64.60% and 65.08% of the aggregate voting power of the Company’s outstanding shares of voting stock, respectively.

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

Basis of reporting

The consolidated financial statements have been prepared on a going concern basis. However, if the Company does not take remedial measures that are available, it is probable that internally generated cash flow and cash on hand will not be sufficient to meet the minimum cash requirements under its credit facilities for the next twelve months. To address compliance, the Company may seek waivers or modifications to our credit facilities from the lenders, refinance our indebtedness or raise additional capital through equity or debt offerings or the sale of assets (including vessels). The Company believes that one or more or combination of these remedies occurring are probable. The Company’s current and future liquidity will greatly depend upon operating results. The Company’s ability to continue to meet its liquidity needs is subject to and will be affected by cash utilized in operations, the economic or business environment in which it operates, weakness in shipping industry conditions, the financial condition of the Company’s customers, vendors and service providers, the Company’s ability to comply with the financial and other covenants of its indebtedness, and other factors.

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

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer.  There are certain other non-specified voyage expenses such as commissions, which are typically borne by the Company.  At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses.  These differences in bunkers resulted in net losses (gains) of $155, $108 and ($72) during the years ended December 31, 2014, 2013 and 2012, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charterers pursuant to the terms of the time charter agreements.

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

At December 31, 2014, five of the Company’s vessels were in vessel pools.  At December 31, 2014, the Baltic Cougar, Baltic Jaguar and Baltic Panther were in the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market for which Torvald Klaveness acts as pool manager.  The Baltic Leopard was in the Bulkhandling Handymax A/S Pool from May until November 2014.  The Baltic Fox and the Baltic Hare entered the Clipper Logger Pool, a vessel pool trading in the spot market for which Clipper Group acts as the pool manager, during September 2013.  Vessel pools such as these provide cost-effective commercial management activities for a group of similar class vessels.  Pool arrangements provide the benefits of a large-scale operation, and chartering efficiencies that might not be available to smaller fleets.  Under pool arrangements, the vessels operate under a time charter agreement whereby the cost of bunkers and port expenses are borne by the pool and operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.  Since members of a pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market.  The Company recognized revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

Due from charterers, net

Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts.  At each balance sheet date, the Company records the provision based on a review of all outstanding charter receivables.  Included in the standard time charter contracts with the Company’s customers are certain performance parameters which, if not met, can result in customer claims.  As of December 31, 2014 and 2013, the Company had a reserve of $42 and $104, respectively, against the due from charterers balance and an additional accrual of $70 and $231, respectively, in deferred revenue, each of which is primarily associated with estimated customer claims against the Company including vessel performance issues under time charter agreements.

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

Inventories

Inventories consist of consumable bunkers, lubricants and victualling stores, which are stated at the lower of cost or market value and are recorded in Prepaid expenses and other current assets.  Cost is determined by the first in, first out method.

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

Vessels, net

Vessels, net is stated at cost less accumulated depreciation.  Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage.  The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel.  Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard.  Depreciation expense for vessels for the years ended December 31, 2014, 2013 and 2012 was $20,489, $15,553 and $14,798, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value.  The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment.  Undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense.  Expenditures for routine maintenance and repairs are expensed as incurred.  Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt).  Effective July 9, 2014, upon Genco’s emergence from bankruptcy, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel.  The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.  During the year ended December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $278.  The decrease in depreciation expense did not result in a change to the basic and diluted net loss per share during the year ended December 31, 2014.

Fixed assets, net

Fixed assets, net are stated at cost less accumulated depreciation.  Depreciation expense is based on a straight line basis over the estimated useful life of the specific asset placed in service.  The following table is used in determining the typical estimated useful lives:

Description	Useful lives

Computer equipment	3 years
Vessel equipment	2-15 years

Deferred drydocking costs

The Company’s vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  The Company defers the costs associated with the drydockings as they occur and amortizes these costs on a straight-line basis over the period between drydockings.  Costs deferred as part of a vessel’s drydocking include actual costs incurred at the drydocking yard; cost of travel, lodging and subsistence of personnel sent to the drydocking site to supervise; and the cost of hiring a third party to oversee the drydocking.  If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the end of the next drydock.  Amortization expense for drydocking for the years ended December 31, 2014, 2013 and 2012 was $505, $0 and $0, respectively.  All other costs incurred during drydocking are expensed as incurred.

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

For the years ended December 31, 2014, 2013 and 2012, no impairment charges were recorded on the Company’s long-lived assets.

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

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the years ended December 31, 2014, 2013 and 2012, the Company had United States operations which resulted in United States source income of $2,830, $1,664 and $1,379, respectively.  The Company’s estimated United States income tax expense for the years ended December 31, 2014, 2013 and 2012 was $57, $34 and $28, respectively.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers, cash and cash equivalents and deposits on vessels.  With respect to amounts due from charterers, the Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 100% of its revenues from 12 customers in 2014, 11 customers in 2013 and 11 customers in 2012.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2014 and 2013.

For the year ended December 31, 2014, there were four customers that individually accounted for more than 10% of revenues, Cargill International S.A. and its subsidiaries (“Cargill”), Swissmarine Services S.A. and its subsidiaries (“Swissmarine”), the Bulkhandling Handymax A/S Pool for which Torvald Klaveness acts as pool manager and the Clipper Logger Pool, for which Clipper Group acts as the pool manager, which represented 27.29%, 23.52%, 17.20% and 13.21% of revenues, respectively.  For the year ended December 31, 2013, there were three customers that individually accounted for more than 10% of revenues, Cargill, Resource Marine PTE Ltd. (part of the Macquarie group of companies) and Swissmarine, which represented 40.17%, 19.15% and 17.80% of revenues, respectively.  For the year ended December 31, 2012, there were four customers that individually accounted for more than 10% of revenues, Cargill, Klaveness Chartering, Resource Marine PTE Ltd. and Swissmarine, which represented 44.41%, 11.79%, 13.90% and 10.04% of revenues, respectively.

At December 31, 2014 and 2013, deposits on vessels consist primarily of progress payments due to the shipyard as per the newbuilding contracts with Yangfan Group Co., Ltd.  These payments are not held in an escrow account; however, the Company has a refund guarantee with the Bank of China in the case that Yangfan Group Co., Ltd. does not perform as required by the newbuilding contracts.  Refer to Note 4 — Vessel Acquisitions for further information.

At December 31, 2014 and 2013, the Company maintains all of its cash and cash equivalents with one financial institution.  The Company’s cash and cash equivalent balance is not covered by insurance in the event of default by this financial institution.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Fair value of financial instruments

The estimated fair values of the Company’s financial instruments, such as amounts due to / due from charterers, accounts payable and long-term debt, approximate their individual carrying amounts as of December 31, 2014 and 2013 due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities.  See Note 8 - Fair Value of Financial Instruments for additional disclosure on the fair value of debt.

3 — CASH FLOW INFORMATION

For the year ended December 31, 2014, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $407 for the Purchase of vessels, including deposits.  For the year ended December 31, 2014, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $2,190 for the Payment of deferred financing costs.  For the year ended December 31, 2014, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Due to Parent of $3 for the Purchase of vessels, including deposits.  Lastly, for the year ended December 31, 2014, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Prepaid expenses and other current assets consisting of $7 associated with the Purchase of vessels, including deposits.

For the year ended December 31, 2013, the Company had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $618 for the Purchase of vessels, including deposits.  For the year ended December 31, 2013, the Company had non-cash financing activities not included in the Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $78 for the Payment of deferred financing costs and $111 for the Payment of common stock issuance costs.  For the year ended December 31, 2013, the Company also had non-cash investing activities not included in the Consolidated Statement of Cash Flows for items included in Due to Parent of $64 for the Purchase of fixed assets.

For the year ended December 31, 2012 the Company did not have any non-cash investing or financing activities.

During the year ended December 31, 2014, the Company made a reclassification of $507 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Hornet. No such reclassifications were made during the years ended December 31, 2013 and 2012.

During the year ended December 31, 2014, the Company made a reclassification of $675 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the years ended December 31, 2014, 2013 and 2012, cash paid for interest, net of amount capitalized, was $5,013, $3,773 and $3,798, respectively.

During the years ended December 31, 2014, 2013 and 2012, cash paid for estimated income taxes was $75, $32 and $22, respectively.

On April 9, 2014, the Company made grants of nonvested common stock in the amount of 36,345 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $225.  Additionally, on December 18, 2014, 700,000 and 350,000 shares of nonvested common stock were granted to Peter Georgiopoulos, Chairman of the Board, and John Wobensmith, President and Chief Financial Officer, respectively.  The grant date fair value of such nonvested stock was $2,615.

On May 16, 2013, the Company made grants of nonvested common stock in the amount of 59,680 shares in the aggregate to directors of the Company.  The grant date fair value of such nonvested stock was $225.  The shares vested on April 9, 2014.  Additionally, on December 19, 2013, 539,000 and 400,000 shares of nonvested common stock were granted to Peter Georgiopoulos and John Wobensmith, respectively.  The grant date fair value of such nonvested stock was $5,371.

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

All of the aforementioned grants of restricted stock were made under the Baltic Trading Limited 2010 Equity Incentive Plan, as amended.

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

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate.  The Company agreed to purchase two such vessels, to be named the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014.  These vessels are to be named the Baltic Mantis and the Baltic Scorpion.  The purchases are subject to completion of customary additional documentation and closing conditions.  The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively.  As of December 31, 2014 and 2013, deposits on vessels were $23,733 and $1,013, respectively, related to these newbuilding vessels.  The Company intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the 2014 Term Loan Facilities and $148 Million Credit Facility as described in Note 7 — Debt, to fully finance the acquisition of the four Ultramax newbuilding drybulk vessels.  On December 30, 2014, the Company paid $19,645 for the final payment due for the Baltic Wasp which has been classified as noncurrent Restricted Cash in the Consolidated Balance Sheet as of December 31, 2014 as the payment was held in an escrow account and not released to the seller until the vessel was delivered to the Company on January 2, 2015.

Capitalized interest expense associated with newbuilding contracts for the years ended December 31, 2014, 2013 and 2012 was $695, $0 and $0, respectively.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that the Company has entered into agreements to purchase.

5 — NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with ASC 260 — “Earnings Per Share,” using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,941,844 nonvested shares outstanding at December 31, 2014 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Year Ended December 31, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(17,980)	$(2,287)

Denominator:
Weighted-average shares outstanding, basic	49,967,443	6,356,471

Basic net loss per share	$(0.36)	$(0.36)

Diluted net loss per share:
Numerator:
Allocation of loss	$(17,980)	$(2,287)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,669)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	382	—
Allocation of loss	$(20,267)	$(2,287)

Denominator:
Weighted-average shares outstanding used in basic computation	49,967,443	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,323,914	6,356,471

Diluted net loss per share	$(0.36)	$(0.36)

	For the Year Ended December 31, 2013
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(9,280)	$(2,112)

Denominator:
Weighted-average shares outstanding, basic	25,840,345	5,880,369

Basic net loss per share	$(0.36)	$(0.36)

Diluted net loss per share:
Numerator:
Allocation of loss	$(9,280)	$(2,112)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(2,411)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	299	—
Allocation of loss	$(11,392)	$(2,112)

Denominator:
Weighted-average shares outstanding used in basic computation	25,840,345	5,880,369
Add:
Conversion of Class B to common shares	5,880,369	—

Weighted-average shares outstanding, diluted	31,720,714	5,880,369

Diluted net loss per share	$(0.36)	$(0.36)

	Year Ended December 31, 2012
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)

Denominator:
Weighted-average shares outstanding, basic	16,562,758	5,699,088

Basic net loss per share	$(0.78)	$(0.78)

Diluted net loss per share:
Numerator:
Allocation of loss	$(12,848)	$(4,422)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(5,790)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	1,368	—
Allocation of loss	$(17,270)	$(4,422)

Denominator:
Weighted-average shares outstanding used in basic computation	16,562,758	5,699,088
Add:
Conversion of Class B to common shares	5,699,088	—

Weighted-average shares outstanding, diluted	22,261,846	5,699,088

Diluted net loss per share	$(0.78)	$(0.78)

6 — RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these consolidated financial statements.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred legal services aggregating $13, $48 and $0, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At December 31, 2014 and 2013, $8 and $25, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the years ended December 31, 2014, 2013 and 2012, Aegean supplied lubricating oils to the Company’s vessels aggregating $950, $519 and $564, respectively.  At December 31, 2014 and 2013, $113 and $51 remained outstanding to Aegean, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred other expenditures totaling $0, $0 and $1, respectively, reimbursable to General Maritime Corporation (“GMC”), where the Company’s Chairman, Peter C. Georgiopoulos, also serves as Chairman of the Board of GMC.  As of December 31, 2014 and 2013, the amount due to GMC from the Company was $0.

The Company receives internal audit services from employees of Genco, the Company’s Parent.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred internal audit service fees of $54, $42 and $52, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At December 31, 2014 and 2013, the amount due to Genco from the Company was $23 and $18, respectively, for such services and is included in Due to Parent.

During the years ended December 31, 2014, 2013 and 2012, Genco, the Company’s Parent, incurred costs of $284, $403 and $24, respectively, on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2014, the amount due from Genco to the Company was $19 and is included in Due to Parent.  At December 31, 2013, the amount due to Genco from the Company was $75 and is included in Due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Company’s Management Agreement with Genco.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred costs of $4,465, $4,571 and $2,817, respectively, pursuant to the Management Agreement with Genco.  At December 31, 2014, the amount due to Genco of $143 consisted of commercial service fees and is included in Due to Parent.  At December 31, 2013, the amount due to Genco of $105 consisted of commercial service fees and is included in Due to Parent.

7 — DEBT

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013

2010 Credit Facility	$102,250	$102,250
$22 Million Term Loan Facility	20,125	21,625
$44 Million Term Loan Facility	41,250	44,000
2014 Term Loan Facilities	33,150	—
Less: Current portion	(6,331)	(4,250)

Long-term debt	$190,444	$163,625

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

As of December 31, 2014, $7,750 remained available under the 2010 Credit Facility as the total commitment was reduced to $110,000 pursuant to the August 2013 Amendment.  The total available working capital borrowings of $25,000 are subject to the total remaining availability under the 2010 Credit Facility; therefore, only $7,750 is available for working capital purposes as of December 31, 2014.

As of December 31, 2014, the Company believes it is in compliance with all of the financial covenants under its 2010 Credit Facility, as amended.

On December 31, 2014, the Company entered into the $148 Million Credit Facility, refer to “$148 Million Credit Facility” section below.  Borrowings under the $148 Million Credit Facility will be used to refinance the Company’s indebtedness under the 2010 Credit Facility.  On January 7, 2015, the Company repaid the $102,250 outstanding under the 2010 Credit Facility with borrowings from the $148 Million Credit Facility.  The Company utilized the repayment terms under the $148 Million Credit Facility in order to determine the repayment dates of the outstanding debt as of December 31, 2014.

The following table sets forth the repayment of the outstanding debt of $102,250 at December 31, 2014 under the 2010 Credit Facility utilizing the payment terms under the $148 Million Credit Facility:

Year Ending December 31,	Total

2015	$—
2016	4,378
2017	9,787
2018	9,787
2019	78,298

Total debt	$102,250

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of December 31, 2014, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At December 31, 2014 and 2013, the total outstanding debt balance was $20,125 and $21,625, respectively, as required repayments began on December 4, 2013.

As of December 31, 2014, the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $20,125 at December 31, 2014 under the $22 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$1,500
2016	1,500
2017	1,500
2018	1,500
2019	14,125

Total debt	$20,125

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of December 31, 2014, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At December 31, 2014 and 2013, the total outstanding debt balance was $41,250 and $44,000, respectively, as required repayments began on March 34, 2014

As of December 31, 2014, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $41,250 at December 31, 2014 under the $44 Million Term Loan Facility:

Year Ending December 31,	Total

2015	$2,750
2016	2,750
2017	2,750
2018	2,750
2019	30,250

Total debt	$41,250

2014 Term Loan Facilities

On October 8, 2014, the Company and its wholly-owned subsidiaries, Baltic Hornet Limited and Baltic Wasp Limited, each entered into a loan agreement and related documentation for a credit facility in a principal amount of up to $16,800 with ABN AMRO Capital USA LLC and its affiliates (the “2014 Term Loan Facilities”) to partially finance the newbuilding Ultramax vessel that each subsidiary is to acquire, namely the Baltic Hornet and Baltic Wasp, respectively.  Amounts borrowed under the 2014 Term Loan Facilities may not be reborrowed.  The 2014 Term Loan Facilities have a ten-year term, and the facility amount is to be the lowest of 60% of the delivered cost per vessel, $16,800 per vessel, and 60% of the fair market value of each vessel at delivery.  The 2014 Term Loan Facilities are insured by the China Export & Credit Insurance Corporation (Sinosure) in order to cover political and commercial risks for 95% of the outstanding principal plus interest, which will be recorded in deferred financing fees.  Borrowings under the 2014 Term Loan Facilities bear interest at the three or six-month LIBOR rate plus an applicable margin of 2.50% per annum.  Borrowings are to be repaid in 20 equal consecutive semi-annual installments of 1/24 of the facility amount plus a balloon payment of 1/6 of the facility amount at final maturity.  Principal repayments will commence six months after the actual delivery date for a vessel.

Borrowings under the 2014 Term Loan Facilities are to be secured by liens on the Baltic Trading’s vessels acquired with borrowings under these facilities, namely the Baltic Hornet and Baltic Wasp, and other related assets. The Company guarantees the obligations of the Baltic Hornet and Baltic Wasp under the 2014 Term Loan Facilities.

The 2014 Baltic Trading Term Loan Facilities require the Company, Baltic Hornet Limited and Baltic Wasp Limited to comply with covenants comparable to those of the $44 Million Term Loan Facility, with the exception of the collateral maintenance covenant and minimum cash requirement for the encumbered vessels.  For the 2014 Term Loan Facilities, the collateral maintenance covenant requires that the minimum fair market value of the vessel acquired be 135% of the amount outstanding under the 2014 Term Loan Facilities.  Additionally, for the 2014 Term Loan Facilities, the Baltic Hornet and Baltic Wasp are required to maintain $750 each in their cash accounts.  Refer to “$44 Million Term Loan Facility” section above.

On October 24, 2014, the Company drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, the Company drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of December 31, 2014, the Company has utilized its maximum borrowing capacity and there was no further availability.  At December 31, 2014, the total outstanding debt balance was $33,150.

As of December 31, 2014, the Company believes it is in compliance with all of the financial covenants under the 2014 Baltic Trading Term Loan Facilities.

The following table sets forth the repayment of the outstanding debt of $33,150 at December 31, 2014 under the 2014 Term Loan Facilities:

Year Ending December 31,	Total

2015	$2,081
2016	2,763
2017	2,763
2018	2,763
2019	2,763
Thereafter	20,017

Total debt	$33,150

Baltic Trading $148 Million Credit Facility

On December 31, 2014, the Company entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc,

New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility will be used to refinance the Company’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility may not be re-borrowed.

The $148 Million Credit Facility has a maturity date of December 31, 2019.  Borrowings under this facility bear interest at LIBOR plus an applicable margin of 3.00% per annum.  A commitment fee of 1.2% per annum is payable on the unused daily portion of the $148 Million Credit Facility, which began accruing on December 31, 2014.  The commitment under the revolving credit facility of the $148 Million Credit Facility is subject to equal consecutive quarterly reductions of $2,447 each beginning June 30, 2015 through September 30, 2019.  Borrowings under the term loan facility of the $148 Million Term Loan Facility are subject to equal consecutive quarterly installment repayments commencing three months after delivery of the relevant newbuilding Ultramax vessel, each in the amount of 1/60 of the aggregate outstanding term loan.  All remaining amounts outstanding under the $148 Million Credit Facility must be repaid in full on the maturity date, December 31, 2019.

Borrowings under the $148 Million Credit Facility are to be secured by liens on nine of the Company’s existing vessels that have served as collateral under the 2010 Credit Facility, the two newbuilding Ultramax vessels noted above, and other related assets, including existing or future time charter contracts in excess of 36 months related to the foregoing vessels.

The $148 Million Credit Facility requires the Company to comply with a number of customary covenants substantially similar to those in the 2010 Credit Facility, including financial covenants related to liquidity, leverage, consolidated net worth and collateral maintenance.  Refer to the “2010 Credit Facility” section above for further information.

As of December 31, 2014, $148,000 remained available under the $148 Million Credit Facility as there were no drawdowns during the year ended December 31, 2014.

On January 7, 2015, the Company drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, the Company repaid the $102,250 outstanding under the 2010 Credit Facility.

As of December 31, 2014, the Company had not drawn down on this facility and therefore no measurement of financial covenants were required for the $148 Million Credit Facility.

Refer to “2010 Credit Facility” section above for the repayment schedule of the outstanding debt of $102,250 as of December 31, 2014 which was refinanced with the $148 Million Credit Facility.

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%. This would result in a change of control as defined under the Compay’s 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility, and 2014 Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco. Refer to Note 1 — General Information for discussion of Genco’s current economic status. The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of Genco’s ownership in Baltic Trading. As of the date of this report, no change of control under either of the foregoing tests has occurred. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment. Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of Genco’s voting securities or (ii) Genco’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange. Therefore, the Company may have the right to terminate the Management Agreement, although the Company may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the

Confirmation Order. The Prepack Plan did not result in any changes to the Management Agreement, and the Company’s Board of Directors has not made any determination as of the date of this report regarding any action in connection with the Management Agreement in light of the foregoing events.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Year ended December 31,
	2014	2013	2012
Effective Interest rate (excluding impact of unused commitment fees)	3.33%	3.22%	3.24%
Range of Interest Rates (excluding impact of unused commitment fees)	2.73% to 3.60%	3.16% to 3.61%	3.21% to 3.30%

8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at December 31, 2014 and December 31, 2013 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$9,929	$9,929	$58,193	$58,193
Restricted cash	19,645	19,645	—	—
Floating rate debt	196,775	196,775	167,875	167,875

The 2010 Credit Facility was refinanced by the $148 Million Credit Facility, which was entered into on December 31, 2014.  On January 7, 2015, the Company settled the outstanding debt under the 2010 Credit Facility with proceeds from the $148 Million Credit Facility. Therefore, management believes the floating rate debt outstanding under the 2010 Credit Facility approximates its fair value as of December 31, 2014.  The fair value of floating rate debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively.  Lastly, the fair value of the floating rate debt under the 2014 Term Loan Facilities is based on rates that the Company recently obtained upon the effective date of the facilities on October 8, 2014.  Refer to Note 7 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under our credit facilities.  The carrying value approximates the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at December 31, 2014 and 2013 (principally Due from charterers and Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities during the years ended December 31, 2014 and 2013.

9 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2014	December 31, 2013
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,530	$2,027
Prepaid items	1,068	1,117
Insurance receivable	217	70
Other	1,691	871
Total	$5,506	$4,085

10 — DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are recorded as a component of Interest expense in the Consolidated Statements of Operations.  As of December 31, 2014 and 2013, the Company has deferred financing fees associated with the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Additionally, as of December 31, 2014, the Company had deferred financing fees associated with the 2014 Term Loan Facility and the $148 Million Credit Facility as these loan facilities were entered into by the Company effective October 8, 2014 and December 31, 2014, respectively.  Borrowings under the $148 Million Credit Facility are to be used to refinance the Company’s outstanding indebtedness under the 2010 Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Credit Facility are going to be amortized over the life of the $148 Million Credit Facility.  (Refer to Note 7 — Debt)

Total net deferred financing costs consist of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
2010 Credit Facility	$—	$3,339
$148 Million Credit Facility	3,233	—
$22 Million Term Loan Facility	529	518
$44 Million Term Loan Facility	758	737
2014 Term Loan Facilities	1,853	—
Total deferred financing costs	6,373	4,594
Less: accumulated amortization	295	1,785
Total	$6,078	$2,809

Amortization expense of deferred financing costs for the years ended December 31, 2014, 2013 and 2012 was $803, $581 and $467, respectively.

11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accounts payable	$3,366	$1,011
Accrued vessel operating expenses	2,395	2,464
Accrued general and administrative expenses	555	307
Total	$6,316	$3,782

12 — FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2014	December 31, 2013
Fixed assets, at cost:
Computer equipment	$54	$43
Vessel equipment	132	682
Total cost	186	725
Less: accumulated depreciation	66	47
Total	$120	$678

Depreciation expense for fixed assets for the years ended December 31, 2014, 2013 and 2012 was $21, $11 and $16, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessel assets during the year ended December 31, 2014.

13 — REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the years ended December 31, 2014, 2013 and 2012 was $45,520, $35,973 and $27,304.  Future minimum time charter revenue attributable to the Baltic Jaguar and Baltic Leopard, which are committed to noncancelable short-term time charters as of February 11, 2015, is expected to be $434 during 2015. Future minimum time charter revenue for the Company’s remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters and pool arrangements that the Company’s vessels were employed on as of December 31, 2014 have estimated expiration dates that range from January 2015 to January 2016.

14 — NONVESTED STOCK AWARDS

On March 3, 2010, the Company’s Board of Directors approved the Baltic Trading Limited 2010 Equity Incentive Plan (the “Plan”).  On March 13, 2014, the Company’s Board of Directors approved an amendment to the Plan that increased the aggregate number of shares of common stock available for awards from 2,000,000 to 6,000,000 shares.  Additionally, on April 9, 2014, at the Company 2014 Annual Meeting of Shareholders, Baltic Trading’s shareholders approved the amendment to the Plan.  Under the Plan, the Company’s Board of Directors, the compensation committee, or another designated committee of the Board of Directors may grant a variety of stock-based incentive awards to officers, directors, and executive, managerial, administrative and professional employees of and consultants to the Company or Genco whom the compensation committee (or other committee of the Board of Directors) believes are key to the Company’s success.  Awards may consist of restricted stock, restricted stock units, stock options, stock appreciation rights and other stock or cash-based awards.

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

The following table presents a summary of the Company’s restricted stock awards for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1	1,381,429	$6.03	664,249	$7.70	545,750	$11.60
Granted	1,086,345	2.61	998,680	5.60	299,999	3.04
Vested	(525,930)	7.21	(281,500)	8.48	(181,500)	11.71
Forfeited	—	—	—	—	—	—

Outstanding at December 31	1,941,844	$3.80	1,381,429	$6.03	664,249	$7.70

The total fair value of shares that vested under the Plan during the years ended December 31, 2014, 2013 and 2012 was $2,311, $1,194 and $663.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized nonvested stock amortization expense for the Plan, which is included in General, administrative and technical management fees, as follows:

	Year Ended December 31,
	2014	2013	2012
General, administrative and technical management fees	$3,500	$1,558	$1,777

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of December 31, 2014, unrecognized compensation cost of $5,273 related to nonvested stock will be recognized over a weighted-average period of 3.28 years.

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

16 — COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  The management fees agreed upon pursuant to the Management Agreement consist of the following: commercial service fee of 1.25% of gross charter revenues earned by each vessel; technical services fee of $750 per vessel per day (subject to annual increases based on changes in the Consumer Price Index); and sale and purchase fees equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by the Company.  Subject to early termination in certain circumstances, the initial term of the Management Agreement will expire on June 30, 2025.  If not terminated, the Management Agreement automatically renews for a five-year period and will thereafter be extended in additional five-year increments if the Company does not provide notice of termination in the fourth quarter of the year immediately preceding the end of the relevant term.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company’s change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as the five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination. As of December 31, 2014, the termination payment that would be due to Genco is approximately $20,951.  Refer to Note 6 — Related Party Transactions for any costs incurred during the years ended December 31, 2014, 2013 and 2012 pursuant to the Management Agreement.

17 — UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.

	2014 Quarter Ended				2013 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share amounts)
Revenues	$13,091	$10,703	$10,039	$11,687	$5,986	$6,379	$9,102	$14,506
Operating (loss) income	(2,001)	(4,208)	(4,057)	(4,071)	(4,075)	(3,588)	(1,123)	1,877
Net (loss) income	(3,533)	(5,674)	(5,454)	(5,606)	(5,083)	(4,625)	(2,270)	586

Net (loss) income per share of common and Class B Stock:
Net (loss) income per share - Basic (1)	$(0.06)	$(0.10)	$(0.10)	$(0.10)	$(0.23)	$(0.19)	$(0.08)	$0.01
Net (loss) income per share — Diluted (1)	$(0.06)	$(0.10)	$(0.10)	$(0.10)	$(0.23)	$(0.19)	$(0.08)	$0.01
Dividends declared and paid per share of common and Class B Stock	$0.03	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.02

(1)                     Amounts may not total to annual earnings (loss) because each quarter and year are calculated separately based on basic and diluted weighted-average common and Class B shares outstanding during that period.

18 — SUBSEQUENT EVENTS

On January 2, 2015, the Company took delivery of the Baltic Wasp, a 63,389 dwt Ultramax newbuilding from Yangfan Group Co., Ltd.  The Company utilized cash on hand and $16,350 of proceeds from the 2014 Term Loan Facilities to pay the remaining balance of $19,400 for the Baltic Wasp.

On February 27, 2015, the Company drew down $10,500 under the working capital line of the $148 Million Credit Facility.  This amount represents the remaining availability under the $115,000 revolving credit facility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.  The attestation report is included on page 65 of this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter of 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Baltic Trading Limited

New York, New York

We have audited the internal control over financial reporting of Baltic Trading Limited and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014 (the “2015 Proxy Statement”) under the headings “Election of Directors” and “Management” and is incorporated by reference herein.  Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in the 2015 Proxy Statement under the heading “Corporate Governance” and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.baltictrading.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2015 Proxy Statement under the headings “Management” and “Compensation Committee’s Report on Executive Compensation” and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is set forth in the 2015 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions is set forth in the 2015 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2015 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors” and is incorporated by reference herein.

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

4.2                   Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3                   Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1            Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2            Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(4)

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

10.6            Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.7            Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.8            Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.9            Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.10     Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.11     Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(9)

10.12     Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(9)

10.13     Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(10)

10.14     Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic Trading Limited.(10)

10.15     Restricted Stock Grant Agreement dated as of December 19, 2013 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(14)

10.16     Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 300,000 restricted shares of common stock.(14)

10.17     Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 100,000 restricted shares of common stock.(4)

10.18     Restricted Stock Grant Agreement dated as of December 18, 2014 by and between Peter C. Georgiopoulos and Baltic Trading

Limited.(*)

10.19     Restricted Stock Grant Agreement dated as of December 18, 2014 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.20     Letter Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.21     Amendment Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.22     Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(7)

10.23     Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(11)

10.24     Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(10)

10.25     Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(10)

10.26     Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(14)

10.27     Form of Director Restricted Stock Grant Agreement dated as of April 9, 2014(*)

10.28     Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Lion Limited and Harmony Shipholding S.A.(13)

10.29     Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Tiger Limited and Concord Shipholding S.A.(13)

10.30     Shipbuilding Contract No. 13YF-NB-50 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.31     Shipbuilding Contract No. 13YF-NB-51 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.32     Shipbuilding Contract No. 13YF-NB-52 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.33     Shipbuilding Contract No. 13YF-NB-53 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.34     Side Letter for Construction of 64000DWT Bulk Carriers dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co. Ltd.(14)

10.35     Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(15)

10.36     Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(16)

10.37     Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(17)

10.38     Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(17)

10.39     Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(17)

10.40     Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(18)

10.41     Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of December 3, 2013.(18)

10.42     Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.43     Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(19)

10.44     US$16,800,000 Secured Loan Agreement dated as of October 8, 2014 by and among Baltic Hornet Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(20)

10.45     Guarantee and Indemnity dated as of October 8, 2014 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Hornet Limited.(20)

10.46     US$16,800,000 Secured Loan Agreement dated as of October 8, 2014 by and among Baltic Wasp Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(20)

10.47     Guarantee and Indemnity dated as of October 8, 2014 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.(20)

10.48     Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of December 31, 2014.(*)

10.49     Pledge and Security Agreement made by the Pledgors named therein to Nordea Bank Finland plc, New York Branch, as Security Agent and Deposit Account Bank, dated as of January 7, 2015.(*)

14.1            Code of Ethics.(8)

21.1            Subsidiaries of Baltic Trading Limited.(*)

23.1            Consent of Deloitte & Touche LLP.(*)

31.1            Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1            Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101               The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012.(*)

(*)                     Filed herewith.

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

(4)                     Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 9, 2014.

(5)                     Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.

(6)                     Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2013.

(7)                     Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(8)                     Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(9)                     Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(10)              Incorporated by reference to Baltic Trading Limited’s Report Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(11)              Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(12)              Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(13)              Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(14)              Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2014.

(15)              Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(16)              Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

(17)              Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(18)              Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(19)              Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with Securities and Exchange Commission on March 28, 2014.

(20)              Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
Name: John C. Wobensmith
Title: President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 2, 2015.

SIGNATURE	TITLE

/s/ John C. Wobensmith	PRESIDENT, SECRETARY, TREASURER AND CHIEF FINANCIAL OFFICER
John C. Wobensmith	(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Peter C. Georgiopoulos	CHAIRMAN OF THE BOARD AND DIRECTOR
Peter C. Georgiopoulos

/s/ George Wood	DIRECTOR
George Wood

/s/ Edward Terino	DIRECTOR
Edward Terino

/s/ Basil G. Mavroleon	DIRECTOR
Basil G. Mavroleon

/s/ Harry A. Perrin	DIRECTOR
Harry A. Perrin

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements”

2.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited dated March 3, 2010.(1)

3.2	Amended and Restated By-Laws of Baltic Trading Limited, dated as of March 3, 2010.(1)

4.1	Form of Share Certificate of the Company.(2)

4.2	Subscription Agreement for Class B Stock dated as of March 3, 2010 between Baltic Trading Limited and Genco Investments LLC.(1)

4.3	Shareholders Rights Agreement dated as of March 5, 2010 between Baltic Trading Limited and Mellon Investor Services LLC.(1)

10.1	Registration Rights Agreement dated as of March 15, 2010 by and between Baltic Trading Limited and Genco Investments LLC.(3)

10.2	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(4)

10.3	Management Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.4	Amendment No. 2 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of April 3, 2013.(5)

10.5	Amendment No. 3 to Management Agreement by and between Baltic Trading Limited and Genco Shipping & Trading Limited dated as of August 21, 2013.(6)

10.6	Omnibus Agreement dated as of March 15, 2010 by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(3)

10.7	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(7)

10.8	Restricted Stock Grant Agreement dated as of March 15, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(7)

10.9	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(8)

10.10	Restricted Stock Grant Agreement dated as of December 24, 2010 by and between John C. Wobensmith and Baltic Trading Limited.(8)

10.11	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(9)

10.12	Restricted Stock Grant Agreement dated as of December 21, 2011 by and between John C. Wobensmith and Baltic Trading Limited.(9)

10.13	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(10)

10.14	Restricted Stock Grant Agreement dated as of December 13, 2012 by and between John C. Wobensmith and Baltic

Trading Limited.(10)

10.15	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(14)

10.16	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 300,000 restricted shares of common stock.(14)

10.17	Restricted Stock Grant Agreement dated as of December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited for 100,000 restricted shares of common stock.(4)

10.18	Restricted Stock Grant Agreement dated as of December 18, 2014 by and between Peter C. Georgiopoulos and Baltic Trading Limited.(*)

10.19	Restricted Stock Grant Agreement dated as of December 18, 2014 by and between John C. Wobensmith and Baltic Trading Limited.(*)

10.20	Letter Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.21	Amendment Agreement dated December 19, 2013 by and between John C. Wobensmith and Baltic Trading Limited.(4)

10.22	Form of Director Restricted Stock Grant Agreement dated as of March 15, 2010.(7)

10.23	Form of Director Restricted Stock Grant Agreement dated as of May 12, 2011.(11)

10.24	Form of Director Restricted Stock Grant Agreement dated as of May 17, 2012.(10)

10.25	Form of Director Restricted Stock Grant Agreement dated as of December 13, 2012.(10)

10.26	Form of Director Restricted Stock Grant Agreement dated as of May 16, 2013.(14)

10.27	Form of Director Restricted Stock Grant Agreement dated as of April 9, 2014(*)

10.28	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Lion Limited and Harmony Shipholding S.A.(13)

10.29	Memorandum of Agreement dated as of October 31, 2013 by and between Baltic Tiger Limited and Concord Shipholding S.A.(13)

10.30	Shipbuilding Contract No. 13YF-NB-50 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.31	Shipbuilding Contract No. 13YF-NB-51 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.32	Shipbuilding Contract No. 13YF-NB-52 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.33	Shipbuilding Contract No. 13YF-NB-53 dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co., Ltd.(14)

10.34	Side Letter for Construction of 64000DWT Bulk Carriers dated as of November 13, 2013 by and between Baltic Trading Limited and Yangfan Group Co. Ltd.(14)

10.35	Credit Agreement, dated as of April 16, 2010, by and among Baltic Trading Limited, and Nordea Bank Finland plc, New York Branch, as lender, Administrative Agent and Security Trustee.(15)

10.36

Amended and Restated Credit Agreement, dated as of November 30, 2010, by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee.(16)

10.37

Amendment No. 1 to Amended and Restated Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of August 29, 2013.(17)

10.38

Loan Agreement by and among Baltic Hare Limited and Baltic Fox limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of August 30, 2013.(17)

10.39	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of August 30, 2013.(17)

10.40

Loan Agreement by and among Baltic Tiger Limited and Baltic Lion limited as borrowers, the banks listed therein as lenders, and DVB Bank SE, as agent, arranger, and security agent, dated as of December 3, 2013.(18)

10.41	Guarantee and Indemnity from Baltic Trading Limited to DVB Bank SE dated as of December 3, 2013.(18)

10.42	Letter Agreement dated March 26, 2014 between Genco Shipping & Trading Limited and John C. Wobensmith.(19)

10.43	Letter Agreement dated March 26, 2014 between Baltic Trading Limited and John C. Wobensmith.(19)

10.44

US$16,800,000 Secured Loan Agreement dated as of October 8, 2014 by and among Baltic Hornet Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(20)

10.45	Guarantee and Indemnity dated as of October 8, 2014 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Hornet Limited.(20)

10.46

US$16,800,000 Secured Loan Agreement dated as of October 8, 2014 by and among Baltic Wasp Limited (as Borrower), ABN AMRO Capital USA LLC and others (as Lenders), ABN AMRO Capital USA LLC (as MLA, Agent, and Security Agent), ABN AMRO Bank N.V. Singapore Branch (as Sinosure Agent), and ABN AMRO Bank N.V. (as Swap Provider).(20)

10.47	Guarantee and Indemnity dated as of October 8, 2014 by Baltic Trading Limited in favor of ABN AMRO Capital USA LLC in respect of the loan to Baltic Wasp Limited.(20)

10.48

Credit Agreement by and among Baltic Trading Limited, various lenders named therein, and Nordea Bank Finland plc, New York Branch, as Administrative Agent and Security Trustee, dated as of December 31, 2014.(*)

10.49	Pledge and Security Agreement made by the Pledgors named therein to Nordea Bank Finland plc, New York Branch, as Security Agent and Deposit Account Bank, dated as of January 7, 2015.(*)

14.1	Code of Ethics.(8)

21.1	Subsidiaries of Baltic Trading Limited.(*)

23.1	Consent of Deloitte & Touche LLP.(*)

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.(*)

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.(*)

101

The following materials from Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the Years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012.(*)

(*)	Filed herewith.

(1)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(2)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 17, 2009.

(3)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(4)	Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 9, 2014.

(5)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.

(6)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2013.

(7)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2010.

(8)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011.

(9)	Incorporated by reference to Genco Shipping & Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2012.

(10)	Incorporated by reference to Baltic Trading Limited’s Report Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013.

(11)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2011.

(12)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010.

(13)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2013.

(14)	Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2014.

(15)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 2010.

(16)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2010.

(17)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2013.

(18)	Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2013.

(19)	Incorporated by reference to Genco Shipping & Trading Limited’s Report on Form 8-K, filed with Securities and Exchange Commission on March 28, 2014.

(20)	Incorporated by reference to Baltic Trading Limited’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2014.