Form 10-K/A
period 2014-12-31
Baltic Trading Ltd
filed 2015-04-30
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant’s classes of common stock, as of April 30, 2015:  common stock, $0.01 per share — 52,255,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”). We are filing this Amendment to provide the information required by Part III of Form 10-K. Except as set forth in Part III, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Baltic Trading,” the “Company,” “we,” “us,” and “our” refer to Baltic Trading Limited and its subsidiaries.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Baltic’s Board of Directors (the “Board”) currently consists of five directors.  Under Baltic Trading’s amended and restated articles of incorporation, the Baltic Trading Board of Directors is classified into three classes. The directors serving in Class II have terms expiring at the Baltic Trading 2015 Annual Meeting of Shareholders. The terms for directors in Class I expire at the 2017 Annual Meeting of Shareholders, and the term for the director in Class III expires at the 2016 Annual Meeting of Shareholders.  The classes are currently comprised as follows:

•                  Class I directors.  Peter C. Georgiopoulos and Basil G. Mavroleon whose terms expire at the 2017 Annual Meeting of Shareholders.

•                  Class II directors.  Edward Terino and George Wood are Class II directors whose terms expire at the 2015 Annual Meeting of Shareholders.

•                  Class III director.  Harry Perrin is the Class III director whose term expires at the 2016 Annual Meeting of Shareholders.

Below is selected biographical information for our directors as of the date of this report:

Name	Age	Position
Peter C. Georgiopoulos	54	Chairman and Director
Basil G. Mavroleon	67	Director
Edward Terino	61	Director
George Wood	69	Director
Harry A. Perrin	62	Director

Peter C. Georgiopoulos has served as Chairman and as a director of Baltic Trading since Baltic Trading’s inception. Since 2005, Peter C. Georgiopoulos has served as Chairman and a member of the board of directors of Genco Shipping & Trading Limited (“Genco”), which he founded.  Since 1997, Mr. Georgiopoulos has served as Chairman and a member of the board of directors of General Maritime Corporation and its predecessors, which he founded, and he served as CEO from 1997 to 2008 and President from 2003 to 2008.  Mr. Georgiopoulos is also Chairman and a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange.  From 1991 to 1997, he was the principal of Maritime Equity Management, a ship-owning and investment company that he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Before entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for shipowners in New York and Piraeus, Greece. Mr. Georgiopoulos is a member of the American Bureau of Shipping. He holds an MBA from Dartmouth College. As a result of these and other professional experiences, Baltic Trading believes Mr. Georgiopoulos possesses knowledge and experience regarding Baltic Trading’s history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Basil G. Mavroleon has served as a director of Baltic Trading since March 15, 2010. Mr. Mavroleon also served as a director of Genco from July 27, 2005 to July 9, 2014. Mr. Mavroleon has been employed in the shipping industry for the last 43 years. Since January 2008, Mr. Mavroleon has served as a Managing Director of WeberSeas (Hellas) S.A., a comprehensive sale and purchase, newbuilding, marine projects and ship finance brokerage based in Athens, Greece, where he acts as an independent contractor.  Starting in 1970, Mr. Mavroleon worked at Charles R. Weber Company, Inc., one of the oldest and largest tanker brokerages and marine consultants in the United States.  Mr. Mavroleon was Managing Director of Charles R. Weber Company, Inc. for twenty-five years and held the position of Manager of the Projects Group thereafter for five years from January 2009 until April 2013. Mr. Mavroleon serves as Managing Director of WeberSeas (Hellas) S.A., a comprehensive sale and purchase, newbuilding, marine projects and ship finance brokerage based in Athens, Greece.  Since its inception in 2003 through its liquidation in December 2005, Mr. Mavroleon served as Chairman of Azimuth Fund Management (Jersey) Limited, a hedge fund that dealt with tanker freight forward agreements and derivatives.  Mr. Mavroleon is a member of the Baltic Exchange, is on the board of the Associate Membership Committee of Intertanko, a member of the Association of Ship Brokers and Agents, is on the advisory board of NAMMA (North American Maritime Ministry Association), Director Emeritus of NAMEPA (North American Marine Environmental Protection Association), and is Chairman of the New York World Scale Committee.  Mr. Mavroleon is a member of the Hellenic Chamber of Commerce, the Connecticut Maritime Association, NYMAR (New York Maritime Inc.), the Maritime Foundation Knowledge Center, Honorary Director of the Connecticut Maritime Association & Education Foundation (CMAEF) and serves on the board of trustees of the Maritime Aquarium, Norwalk, CT.  Mr. Mavroleon was educated at Windham College, Putney, VT. As a result of these and other professional experiences, Baltic Trading believes Mr. Mavroleon possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

Edward Terino has served as a director of Baltic Trading since March 15, 2010. Mr. Terino has served as President of GET Advisory Services, LLC, a strategic and financial management consulting firm focused on the maritime and technology industries, since March 2009.  From January 2011 to the present, Mr. Terino has served as a founder of Novium Learning, Inc., a start-up, privately-held, post-secondary vocational education publishing company.  From July 2010 to the present, Mr. Terino has served as a director of SeaChange International, a video on-demand software company, where he is Chairman of the Audit Committee and a member of the Compensation Committee.  From October 2012 to November 2013, Mr. Terino served as a director of Extreme Networks, Inc., a network switch manufacturer and service provider, where he was a member of the Audit Committee.  From April 2007 to February 2012, he served as a director of S1 Corporation, an internet banking and payments software company, where he was also Chairman of the Audit Committee and a member of the Compensation Committee. From November 2009 to November 2010, Mr. Terino served as a director of Phoenix Technologies, Inc., a BIOS software company, where he was Chairman of the Audit Committee and a member of the Compensation Committee.  From January 2009 through March 2009, Mr. Terino served as a consultant to General Maritime Corporation following the merger of Arlington Tankers Ltd. (“Arlington”) with General Maritime Corporation in December 2008. Prior to the merger, Mr. Terino was the President, Chief Executive Officer and Chief Financial Officer of Arlington, an international seaborne transporter of crude oil and petroleum products, a position he held since January 2008. Mr. Terino served as Arlington’s Co-Chief Executive Officer and Chief Financial Officer from July 2005 until August 2007, and as its Chief Executive Officer, interim President and Chief Financial Officer from August 2007 until January 2008. From October 1999 until March 2006, Mr. Terino served on the board of directors and as Chairman of the Audit Committee of EBT International, Inc., a Web content management software company. From September 2001 until June 2005, Mr. Terino served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Art Technology Group, Inc., a provider of Internet-based e-commerce software focused on the Global 1000 market.  As a result of these and other professional experiences, Baltic Trading believes Mr. Terino possesses knowledge and experience regarding the shipping industry, ship finance, and general business matters that strengthen the Board’s collective qualifications, skills and experience.

George Wood has served as a director of Baltic Trading since March 15, 2010. Mr. Wood has also served as managing director of Chancery Export Finance LLC (Chancery), a firm with a master guarantee agreement with the Export Import Bank of the United States of America (“ExIm Bank”), since May 2004. Chancery provides ExIm Bank guaranteed financing for purchase of U.S.-manufactured capital goods by overseas buyers. Before becoming managing director of Chancery, Mr. Wood worked as managing director of Baltimore-based Bengur Bryan & Co. from April 2000 to May 2004, providing investment banking services to transportation-related companies in the global maritime, U.S. trucking, motor coach and rail industries. Prior to this, Mr. Wood was employed for 27 years in various managerial positions at the First National Bank of Maryland, which included managing the International Banking Group as well as the bank’s specialized lending divisions in leasing, rail, maritime and motor coach industries, encompassing a risk asset portfolio of $1.2 billion. Mr. Wood presently serves as a member of the boards of directors of Atlanta-based Infinity Rails, where he has been a director since October 2004; Wawa Inc., where he has been a director since November 1990 and currently serves as Chairman of the Finance Committee and a member of the Compensation Committee and Strategic Gasoline Committee; and Ultrapetrol (Bahamas) Ltd., where he has been a director since October 2006 and serves as Chairman of the Audit Committee. Mr. Wood holds a B.S. in Economics and Finance from the University of Pennsylvania and an MBA from the University of North Carolina and became a CPA in 1980. As a result of these and other professional experiences, Baltic Trading believes Mr. Wood possesses knowledge and experience regarding general business and finance that strengthen the Board’s collective qualifications, skills and experience.

Harry A. Perrin has served as a director of Baltic Trading since March 15, 2010. Mr. Perrin also served as a director of Genco from August 15, 2005 to July 9, 2014. Mr. Perrin is a partner in the Houston office of Vinson & Elkins, where he has been employed since August 2007. From June 2001 through November 2006, Mr. Perrin worked as an investment banker with Petrie Parkman & Co., an investment banking and financial advisory firm with offices in Houston, Texas and Denver, Colorado. In December 2006, Merrill Lynch acquired Petrie Parkman, and at that time, Mr. Perrin was hired as an investment banker at Merrill Lynch where he was employed until May 2007. Prior to joining Petrie Parkman, Mr. Perrin was a partner for ten years in the business finance and restructuring group of the Houston office of Weil Gotshal & Manges. Mr. Perrin received his Bachelor of Business Administration in Accounting with Honors from the University of Texas at Austin in 1975. He received his J.D. with High Honors from the University of Houston in 1980. Mr. Perrin is a member of the State Bar of Texas, and is a licensed Certified Public Accountant in the State of Texas. As a result of these and other professional experiences, Baltic Trading believes Mr. Perrin possesses knowledge and experience regarding general business, finance and the law that strengthen the Board’s collective qualifications, skills and experience.

Mr. Georgiopoulos serves as an executive officer of General Maritime Corporation and Genco.  On November 17, 2011, General Maritime and substantially all of its subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  On April 21, 2014, Genco and all of its subsidiaries other than Baltic Trading Limited and its subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Corporate Governance

Governance Materials - All of Baltic Trading’s corporate governance materials, including the committee charters of the Board and Baltic Trading’s Corporate Governance Guidelines, are published on the Corporate Governance section of Baltic Trading’s website under “Investor” at www.baltictrading.com.  These materials are also available in print to any shareholder upon request. The Board regularly reviews corporate governance developments and modifies its committee charters as warranted.  Any modifications are reflected on Baltic Trading’s website.

Director Independence - It is the Baltic Trading Board’s objective that a majority of the Baltic Trading Board consists of independent directors. For a director to be considered independent, the Baltic Trading Board must determine that the director does not have any material relationship with Baltic Trading. The Baltic Trading Board follows the criteria set forth in applicable NYSE listing standards to determine director independence.  The Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Audit, Compensation and Nominating and Corporate Governance Committees must be independent directors as defined by applicable NYSE listing standards.  Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Baltic Trading or any of its subsidiaries other than their director compensation.

The NYSE has adopted independence standards applicable to members of the Baltic Trading Compensation Committee.  The independence standards require the Baltic Trading Board to consider all factors specifically relevant to whether a member of the Baltic Trading Compensation Committee has a relationship to Baltic Trading which is material to such member’s ability to be independent from management in connection with such member’s Baltic Trading Compensation Committee duties. The Baltic Trading Board must specifically consider:

•                  the source of the Baltic Trading Compensation Committee member’s compensation, including any consulting, advisory, or other compensatory fee paid by Baltic Trading to such member; and

•                  whether the Baltic Trading Compensation Committee member is affiliated with Baltic Trading, one of its subsidiaries, or an affiliate of one of its subsidiaries.

The independent directors of Baltic Trading are Basil G. Mavroleon, Harry A. Perrin, Edward Terino, and George Wood.  The Baltic Trading Board has determined that each of the members of the Baltic Trading Audit, the Compensation and the Nominating and Corporate Governance Committees, respectively, are independent as defined in the applicable NYSE listing standards.  In determining that Mr. Mavroleon is independent, the Baltic Trading Board considered that Mr. Mavroleon is an independent contractor of WeberSeas (Hellas) S.A. (“WeberSeas”), which Baltic Trading engaged as a broker in a potential vessel transaction.  The Baltic Trading Board deemed Mr. Mavroleon’s relationship with WeberSeas not to be material, as Mr. Mavroleon would not receive any payment or other economic benefit from the transaction and would not participate in the potential transaction.

Code of Ethics - All directors, officers, employees and agents of Baltic Trading must act ethically at all times and in accordance with the policies comprising Baltic Trading’s code of ethics set forth in Baltic Trading’s Code of Ethics. Under Baltic Trading’s Code of Ethics, the Baltic Trading Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver. Such waivers may only be made by the Audit Committee.

Baltic Trading’s Code of Ethics is available on Baltic Trading’s website at www.baltictrading.com and is available in print to any shareholder upon request.  Baltic Trading intends to provide any disclosures regarding the amendment or waiver of Baltic Trading’s Code of Ethics on its website.

Communicating Concerns to Directors — Shareholders or other interested parties may communicate directly with any individual director, with the Board of Directors as a group, with the Chairman or other presiding director for the non-management directors, or with non-management directors as a group pursuant to Section 303A.03 of the NYSE’s Listed Company Manual.  All of Baltic Trading’s directors are currently non-management directors.  All communications should be in writing and should be addressed to the intended recipient(s), c/o John C. Wobensmith, Secretary, 299 Park Avenue, 12th Floor, New York, New York 10171.  Once the communication is received by the Secretary, the Secretary reviews the communication.  Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions, or other inappropriate material will not be forwarded to Baltic Trading’s directors. Other communications are promptly forwarded to the addressee.

Board Meetings and Committees

During fiscal year 2014, there were eight meetings of the Board of Directors.  A quorum of Baltic Trading Directors was present, either in person or telephonically, for all of the meetings.  Actions were also taken during the year by unanimous written consent of the Directors.  All directors attended at least 75% of the aggregate of the total number of meetings of the Baltic Trading Board and the total number of meetings of all Committees of the Board on which they served.  Baltic Trading encourages all directors to attend each annual meeting of shareholders.  All five of Baltic Trading’s directors were present, either in person or telephonically, at the 2014 Annual Meeting of Shareholders held on April 9, 2014.

During fiscal year 2014, Baltic Trading’s Audit Committee was comprised of Edward Terino, Harry A. Perrin, and George Wood, all of whom qualify as independent under the listing requirements of the NYSE and are financially literate.  Each of Baltic Trading’s three Audit Committee members is also a financial expert as defined under Item 401(h)(2) of Regulation S-K.  Please refer to Baltic Trading’s Audit Committee members’ biographical information starting on page 2 for their relevant experience.  Through its written charter, the Baltic Trading Audit Committee has been delegated the responsibility of reviewing with the independent auditors the plans and results of the audit engagement, reviewing the adequacy, scope and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, reviewing the auditor’s fees and recommending the engagement of the auditors to the full Board. The Baltic Trading Audit Committee held nine meetings during fiscal year 2014.

During fiscal year 2014, Baltic Trading’s Compensation Committee was comprised of Basil G. Mavroleon and Edward Terino, both of whom qualify as independent under the listing requirements of the NYSE, and neither of whom is an employee of Baltic Trading.  Through its written charter, the Baltic Trading Compensation Committee administers the Baltic Trading 2010 Equity Incentive Plan, as amended (the “Baltic Trading 2010 Equity Incentive Plan”) and other corporate benefits programs.  The Baltic Trading Compensation Committee also considers from time to time matters of compensation philosophy and competitive status, and also reviews, approves, or recommends executive officer bonuses, equity grants and other compensation.  The Baltic Trading Compensation Committee generally does not delegate its authority, although

Baltic Trading’s officers are responsible for the day-to-day administration of the Baltic Trading 2010 Equity Incentive Plan.  The Baltic Trading Compensation Committee’s primary processes for establishing and overseeing executive compensation can be found under “Compensation Discussion and Analysis” below.  Directors’ compensation is established by the Board of Directors upon the recommendation of the Baltic Trading Compensation Committee.  The Baltic Trading Compensation Committee held seven meetings during fiscal year 2014.

During fiscal year 2014, Baltic Trading’s Nominating and Corporate Governance Committee was comprised of Basil G. Mavroleon, Harry A. Perrin, and George Wood, all of whom qualify as independent under the listing requirements of the NYSE, and none of whom is an employee of Baltic Trading.  Through its written charter, the Nominating and Corporate Governance Committee assists the Board in identifying qualified individuals to become Board members, in determining the composition of the Baltic Trading Board and its committees, in monitoring a process to assess Baltic Trading Board effectiveness and in developing and implementing Baltic Trading’s corporate governance guidelines. When a vacancy exists on the Baltic Trading Board, or when the Baltic Trading Board determines to add an additional director, the Baltic Trading Nominating and Corporate Governance Committee seeks out appropriate candidates from various sources, which may include directors, officers, employees and others.  The committee may use consultants and search firms who may be paid fees for their assistance in identifying and evaluating candidates, but has not done so to date.  The committee does not have a set of minimum, specific qualifications that must be met by a candidate for director and will review the candidate’s background, experience and abilities, and the contributions the candidate can be expected to make to the collective functioning of the Board and the needs of the Board at the time.  The Committee considers candidates based on materials provided, and will consider whether an interview is appropriate.  The Committee will consider shareholder recommendations of director candidates, which should be sent to the attention of the corporate secretary at Baltic Trading’s headquarters, on the same basis.  The Nominating and Corporate Governance Committee held one meeting during fiscal year 2014.

As noted above, the Baltic Trading Nominating and Corporate Governance Committee considers many factors when determining the eligibility of candidates for nomination to the Board. The Committee does not have a diversity policy; however, in the event of a vacancy, the Committee’s goal is to nominate candidates from a broad range of experiences and backgrounds who can contribute to the Board’s overall effectiveness in meeting its mission.

Executive Sessions

Under the Corporate Governance Guidelines that Baltic Trading adopted in connection with its listing on the NYSE to assure free and open discussion and communication among the non-management directors, the non-management directors will seek to meet at least annually and may meet as often as the non-management directors deem appropriate.  In addition, if there are any non-management directors who are not independent directors, the independent directors shall meet in executive session at least once each year.  The presiding director at any executive session with the non-management or independent directors will be the Chairman if the Chairman is present and is a non-management or independent director (as applicable) and will otherwise be selected by a majority of the non-management or independent directors (as applicable) present at the meeting.  All of Baltic Trading’s directors are currently non-management directors, and one executive session of independent directors was held in fiscal year 2014.

Board Leadership Structure

As noted above, Baltic Trading’s Board is currently comprised of four independent directors and one non-independent director.  Baltic Trading recognizes that different Board leadership structures may be appropriate for Baltic Trading during different periods of time and under different circumstances.  Baltic Trading believes that its current Board leadership structure is suitable for it because it allows it to consider a broad range of opinions in the course of its Board deliberations, including those with knowledge of Baltic Trading’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

The Baltic Trading Board does not have a policy on whether or not the roles of President and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Baltic Trading Board should be selected from the non-employee Directors or be an employee. The Baltic Trading Board believes that it should have the flexibility to make a determination from time to time in a manner that is in the best interests of Baltic Trading and its shareholders at the time of such determination.

The Baltic Trading Board has placed the responsibilities of Chairman with a non-employee member of the Baltic Trading Board which Baltic Trading believes fosters accountability between the Baltic Trading Board and its management team.  Baltic Trading’s Chairman has been closely involved with Baltic Trading since its founding.  Given his unique knowledge, experience and relationship with the Baltic Trading Board, Baltic Trading believes his continued service as Chairman provides significant value to Baltic Trading and its shareholders, and that it is beneficial for its Chairman to lead its Board members as they provide leadership to its management team.  In addition, the Chairman contributes significantly to developing and implementing Baltic Trading’s strategy; facilitating communication among the directors; developing Board meeting agendas in consultation with management; and presiding at Baltic Trading Board and shareholder meetings. This delineation of duties allows the President to focus his attention on managing the day-to-day business of Baltic Trading.

Baltic Trading’s Corporate Governance Guidelines provide the flexibility for its Board to modify or continue its leadership structure in the future, as it deems appropriate.

Risk Oversight

The Baltic Trading Board believes that oversight of Baltic Trading’s risk management efforts is the responsibility of the entire Baltic Trading Board. It views risk management as an integral part of Baltic Trading’s strategic planning process. The subject of risk management is regularly discussed at Baltic Trading Board meetings with Baltic Trading’s President and Chief Financial Officer.  Additionally, the charters of certain of the Baltic Trading Board’s committees assign oversight responsibility for particular areas of risk. For example, Baltic Trading’s Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting.  Baltic Trading’s Nominating and Corporate Governance Committee oversees risk associated with Baltic Trading’s Corporate Governance Guidelines and Code of Ethics, including compliance with listing standards for independent directors, committee assignments and conflicts of interest.  Baltic Trading’s Compensation Committee oversees the risk related to Baltic Trading’s executive compensation plans and arrangements.

Executive Officers

The following table sets forth certain information with respect to the executive officer of Baltic Trading other than Peter C. Georgiopoulos, for whom information is set forth above:

Name	Age	Position

John C. Wobensmith	45	President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer

John C. Wobensmith has served as Baltic Trading’s President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer since March 2010.  Mr. Wobensmith has served as Genco’s President since December 2014, and prior to such time had served as its Chief Financial Officer and Principal Accounting Officer since April 2005.  Mr. Wobensmith is responsible for overseeing Baltic Trading’s accounting and financial matters.  Mr. Wobensmith has over 16 years of experience in the shipping industry, with a concentration in shipping finance. Before becoming Baltic Trading’s Chief Financial Officer, Mr. Wobensmith served as a Senior Vice President with American Marine Advisors, Inc., an investment bank focused on the shipping industry. While at American Marine Advisors, Inc., Mr. Wobensmith was involved in mergers and acquisitions, equity fund management, debt placement and equity placement in the shipping industry. From 1993 through 2000, he worked in the international maritime lending group of The First National Bank of Maryland, serving as a Vice President from 1998. He has a bachelor’s degree in economics from St. Mary’s College of Maryland, and holds the Chartered Financial Analyst designation.

As described above, Mr. Wobensmith serves as an executive officer of Genco.  On April 21, 2014, Genco and all of its subsidiaries other than Baltic Trading Limited and its subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, Baltic Trading’s executive officers and directors and persons who own more than 10% of a registered class of Baltic Trading’s equity securities, or 10% holders, are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, Baltic Trading’s common stock. Based solely on a review of copies of such reports furnished to Baltic Trading, and written representations that no reports were required, Baltic Trading believes that during the fiscal year ended December 31, 2014 its executive officers, directors, and 10% holders complied with the Section 16(a) requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes Baltic Trading’s compensation program as it relates to its Chairman, Peter C. Georgiopoulos, and its President and Chief Financial Officer, John C. Wobensmith.  Baltic Trading treats Peter C. Georgiopoulos as an executive officer of Baltic Trading for securities laws purposes, although he is not an employee or a corporate officer and is not paid a salary.

Baltic Trading does not employ any staff but instead receives management services to operate its business under its Management Agreement with Genco.  Baltic Trading generally does not pay a salary or cash bonus to its Chairman or its President (or any other personnel).  Rather, Baltic Trading’s Compensation Committee considers discretionary incentive awards to the Chairman and President in instances where the executive has made a significant contribution to Baltic Trading’s performance or accomplishments in a given year.

Detailed compensation information for Baltic Trading’s Chairman and its President is presented in the tables following this discussion in accordance with SEC rules.

Baltic Trading’s Compensation Philosophy

Baltic Trading’s executive compensation program is designed to attract, motivate and retain key high-level executives who will provide leadership necessary for Baltic Trading’s success and enable Baltic Trading to compete effectively.  Accordingly, other than compensation to its Board of Directors, Baltic Trading has provided compensation awards only to Messrs. Wobensmith and Georgiopoulos.

Given the manner in which Baltic Trading conducts its business, as well as the cyclical nature of the shipping industry and the volatile and unpredictable markets in which Baltic Trading operates, Baltic Trading does not establish targets for executive compensation, and compensation levels generally are not determined through a benchmarking process.  Instead, the compensation of Baltic Trading’s senior executives is generally determined or recommended by the Baltic Trading Compensation Committee in its discretion following a review of Baltic Trading’s operational and financial performance and individual contributions to that performance.  This approach provides the Baltic Trading Compensation Committee with the flexibility to calibrate performance-based awards through a holistic and retroactive assessment of corporate and individual performance and to appropriately take into account market conditions which were outside of management’s control and which could not have been anticipated at the beginning of the performance period.

Compensation Objectives

Performance.  The amount of any incentive award is based on the Baltic Trading Compensation Committee’s assessment of factors including Baltic Trading’s performance and the grantee’s individual performance and contributions to improving shareholder value.  Specific factors affecting compensation decisions include:

•                  key financial measurements;

•                  strategic objectives such as acquisitions, dispositions or joint ventures;

•                  Baltic Trading’s ability to acquire and dispose of vessels on favorable terms; and

•                  achieving operational goals for Baltic Trading or particular area of responsibility for the grantee such as operations, chartering or finance.

Alignment of Interests.  Baltic Trading seeks to align the interests of its Chairman and its President with those of its investors by awarding compensation generally in the form of equity.  The ultimate value realized by its executives is therefore tied to the performance of its stock price over time.  The Baltic Trading Compensation Committee believes that this promotes and instills a long-term perspective among members of its management team.

Recruitment and Retention.  To attract and retain its executives, Baltic Trading believes that compensation levels should be competitive.  To foster retention, Baltic Trading has provided for extended vesting terms of its equity grants to its executives.

Compensation Program

The compensation program for Baltic Trading’s Chairman and its President has historically consisted only of equity awards.  As Baltic Trading’s Chairman and its President are also named executives of Genco, they receive additional compensation from Genco, which includes awards of Genco’s restricted stock to both individuals, payments of fees and cash bonuses to Mr. Georgiopoulos, and payments of salary, cash bonuses, and other benefits to Mr. Wobensmith.  Baltic Trading believes long-term equity awards in the form of restricted stock awards are an effective way to attract, motivate and retain a talented executive team and align executives’ interests with those of shareholders.

Baltic Trading’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with its shareholders and retain the executives through the term of the awards.  Baltic Trading considers the grant size and form of award when making award decisions.

Baltic Trading does not have any specific policy on the timing of award grants but generally anticipates making one grant per year at the end of the calendar year.

Restrictions on the shares of restricted stock granted to Baltic Trading’s named executives as equity incentive compensation generally lapse ratably in 25% increments on the first four anniversaries of November 15 in the year of grant.  The restrictions applicable to the shares granted to Baltic Trading’s named executives will also lapse in full upon a change in control.  In addition, to the extent that such restrictions were scheduled to have lapsed during the one year period following the executive’s termination of employment due to death or disability, they will lapse immediately prior to any such termination.

During the restricted period, unless otherwise determined by the Baltic Trading Compensation Committee, each restricted stock grant entitles the recipient to receive payments from Baltic Trading of any dividends declared and paid by Baltic Trading on its common stock.  As the executives share commensurately with other shareholders in receiving dividends, they likewise share in the recognition of the current income generation and future change in stock price.  However, if any such restricted shares do not vest, the holders of the non-vesting shares must repay any dividends that were paid to them on the non-vesting shares unless the Board or the Compensation Committee determines otherwise.

Compensation for Baltic Trading’s Chairman and Baltic Trading’s President in 2014

The specific compensation decisions made for Baltic Trading’s Chairman and its President for 2014 reflect the achievement of operational, financing, technical and commercial successes, despite a challenging market environment.  A more detailed analysis of Baltic Trading’s financial and operational performance is contained in the Management’s Discussion & Analysis section of its 2014 Annual Report on Form 10-K, which was filed with the SEC on March 2, 2015.

In deliberations regarding compensation for 2014, Baltic Trading’s Compensation Committee considered Baltic Trading’s performance for the twelve months ended September 30, 2014 relative to that of a performance peer group of eighteen publicly traded drybulk and other shipping companies consisting of the following companies:  Box Ships, Inc., DHT Holdings, Inc. (“DHT”), Diana Containerships, Inc., Diana Shipping, Inc., DryShips, Inc., Eagle Bulk Shipping, Inc. (“Eagle”), Euroseas Ltd., Global Ship Lease, Inc. (“Global”), Globus Maritime Ltd., GulfMark Offshore, Inc. (“Gulfmark”), Hornbeck Offshore Services, Inc. (“Hornbeck”), International Shipholding Corp. (“International”), Navios Maritime Partners L.P., Paragon Shipping, Inc., Safe Bulkers, Inc., Seanergy Maritime Holdings Corp., Star Bulk Carriers Corp., and Teekay LNG Partners L.P.

The Baltic Trading Compensation Committee reviews the composition of the peer group on an annual basis and may elect to modify the peer group in future periods to reflect best practices in executive compensation or changes in Baltic Trading’s business or the business of other companies whether in or outside of the peer group.

The Baltic Trading Compensation Committee considered Baltic Trading’s relative performance to this peer group in such metrics as amounts, of and one and three-year growth in, revenue, EBITDA, operating income and net income; returns on equity and on invested capital; EBITDA, operating, and profit margins; total assets; market capitalization; and one and three-year total return to shareholders.  The Baltic Trading Compensation Committee also compared Baltic Trading’s compensation practices with certain companies within this peer group for which compensation was available, namely DHT, Eagle, Global, Gulfmark, Hornbeck, and International.  This allowed the Compensation Committee to directly compare total compensation and the compensation components for Baltic Trading’s named executives with those similarly situated officers of this peer group, as well as review aggregate compensation as compared to such group.

The Baltic Trading Compensation Committee also took into account the contributions of each named executive to the performance of Baltic Trading.  The Baltic Trading Compensation Committee viewed 2014 as a successful year for Baltic Trading highlighted by several achievements by its executives, including the following:

•                  Negotiation of a new credit facility with Nordea Bank Finland plc, New York Branch, increasing the revolving facility amount to $115 million from $110 million under the current facility and providing for a term loan facility to finance in part the acquisition of the Baltic Scorpion and the Baltic Mantis;

•                  Negotiation of two new credit facilities on favorable terms with ABN AMRO insured by China Export & Credit Insurance Corporation (Sinosure), both new creditors to Baltic Trading, to fund up to $16.8 million of the acquisition of each of the Baltic Hornet and Baltic Wasp;

•                  Acquisition of two modern Capesize vessels built by Hyundai Heavy Industries (“HHI”);

•                  Completion of a $44.0 million credit facility with DVB Bank on favorable terms for the acquisition of the two HHI built Capesize vessels;

•                  Delivery of the first of two Ultramax newbuilding vessels from Yangfan Shipbuilding Group in October 2014;

•                  Exercise of options for two additional Ultramax newbuilding vessels from Yangfan Shipbuilding Group at $28.0 million each, with expected delivery of the vessels by the third quarter of 2015;

•                  Initiating a fuel efficiency upgrade program for certain vessels in Baltic Trading’s fleet, including completion of upgrades on four Supramax vessels;

•                  Achievement of a high vessel utilization rate at over 99%;

•                  Maintaining daily vessel operating expenses at $5,221, or $179 per day lower than budgeted for the nine months to September 30, 2014; and

•                  Achievement of vessel operating expenses that were among the lowest in its drybulk peer group on a daily basis.

The Baltic Trading Compensation Committee observed that Baltic Trading achieved its results with a small executive team who oversaw the efficient commercial and technical management of its vessels by Genco under Baltic Trading’s Management Agreement with Genco.

John C. Wobensmith.   With respect to fiscal year 2014, Baltic Trading’s Compensation Committee determined to make an award of 350,000 shares of restricted stock with regard to his significant efforts in 2014, including his important role in serving as Baltic Trading’s main representative to investors and lenders. In considering Mr. Wobensmith’s compensation in respect of fiscal 2014, the Baltic Trading Compensation Committee considered the compensation approved by Genco for Mr. Wobensmith for such year.

Further details of the compensation awarded by Baltic Trading to Mr. Wobensmith, including the terms applicable to the restricted stock grants, are set forth below under “Executive Compensation.”

Peter C. Georgiopoulos.  With respect to fiscal year 2014, Baltic Trading’s Compensation Committee determined to make an award to Mr. Georgiopoulos of 700,000 shares of restricted stock in recognition of his significant contributions during 2014, including his role in as a representative of Baltic Trading to the investment community.

Mr. Georgiopoulos’ 2014 compensation reflects his unique role as the publicly recognized leader of Baltic Trading and a prominent figure in the shipping industry and the fact that Baltic Trading relies significantly on Mr. Georgiopoulos for his contributions in determining its strategic direction and as a key participant in its relationships with investors and lenders.

In determining compensation for Baltic Trading’s Chairman, the Compensation Committee considers Mr. Georgiopoulos’ annual director compensation for his service on the Baltic Trading Board.  Baltic Trading expects that equity awards for the Chairman other than for his service as a director will be determined based on his involvement in successful strategic and transactional work for it.  In fiscal 2014, Mr. Georgiopoulos also received an aggregate award of 7,269 shares of restricted stock that the full Baltic Trading Board determined to award to all directors for service on the Baltic Trading Board generally.  In considering Mr. Georgiopoulos’ compensation in respect of fiscal 2014, the Baltic Trading Compensation Committee also considered the compensation approved by Genco for Mr. Georgiopoulos for such year.

Further details of the compensation awarded by Baltic Trading to Mr. Georgiopoulos, including the terms applicable to the restricted stock grants, are set forth below under “Executive Compensation.”

How Compensation is Determined

Role of Compensation Committee.  Baltic Trading’s executive compensation program is overseen by the Baltic Trading Compensation Committee, which is composed of two non-employee directors:  Basil G. Mavroleon and Edward Terino.  The Baltic Trading Compensation Committee establishes and administers Baltic Trading’s compensation policies and determines or recommends equity grants to Baltic Trading’s senior management under the Baltic Trading 2010 Equity Incentive Plan.

Each year, the Baltic Trading Compensation Committee conducts an evaluation of the Chairman and the President to determine if changes in compensation are appropriate.  As part of this process, the Compensation Committee reviews tally sheets and other summaries that include the following information, as applicable for each individual:

Compensation for prior years since 2010 (which was the year in which Baltic Trading’s initial public offering occurred); and

Vested and unvested shares of restricted stock held.

Role of Compensation Consultant.  The Baltic Trading Compensation Committee has selected and directly retained Steven Hall & Partners, an independent compensation consultant, for assistance in matters including evaluating compensation and performance data for peer companies; advising the Baltic Trading Compensation Committee on current trends in executive compensation, methods of evaluation and different compensation mechanisms; and responding to other issues raised by the Baltic Trading Compensation Committee.  The Baltic Trading Compensation Committee did not solicit recommendations from this or any other consultant as to the form or amounts of compensation to be awarded to the Chairman and the President.

Role of Other Directors and Management.  The Baltic Trading Compensation Committee consults with the Chairman and the President and with other directors regarding compensation matters generally.  Neither of these named executive officers determines his own compensation.

Role of Baltic Trading’s Shareholders.  Baltic Trading’s shareholders approved a non-binding advisory resolution on executive compensation at Baltic Trading’s 2014 Annual Meeting of Shareholders by a substantial majority (93.3% if taking Genco’s votes into account or 73.9% if not).  At the meeting, Baltic Trading’s shareholders also approved a non-binding advisory resolution to hold future advisory votes on executive compensation every three years.  As a result, if Baltic Trading’s proposed business combination with Genco is not consummated, the next advisory vote on executive compensation would be held at Baltic Trading’s 2017 Annual Meeting of Shareholders.  The Baltic Trading Compensation Committee intends to continue to consider the views of shareholders when establishing and administering Baltic Trading’s compensation program.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation to certain employees in excess of $1 million.  As Baltic Trading currently does not qualify for an exemption pursuant to Section 883 of the Code, its shipping income derived from U.S. sources, or 50% of its gross shipping income attributable to transportation beginning or ending in the United States, is subject to a 4% tax imposed without allowance for deductions. Further discussion of this exemption is provided in Baltic Trading’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014, under the heading “Risk Factors—Company Specific Risk Factors—We have to pay tax on U.S. source income . . .”  However, Baltic Trading views the amount of compensation that would currently be subject to Section 162(m), if any, not to be material.  For these reasons, Baltic Trading has not sought to structure its grants under the Baltic Trading 2010 Equity Incentive Plan to qualify for exemption under Section 162(m).  The Baltic Trading Compensation Committee intends to consider Section 162(m) in the future based on the amount of executive income and other factors.

Accounting for Stock-Based Compensation

Baltic Trading follows Accounting Standards Codification Topic 718, Stock Compensation, in accounting for nonvested stock issued under the Baltic Trading 2010 Equity Incentive Plan.

Risk Assessment

The Baltic Trading Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from Baltic Trading’s compensation policies and practices. Baltic Trading uses a number of approaches to mitigate excessive risk-taking, including the use of long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. Based on its review of Baltic Trading’s compensation policies and practices, the Baltic Trading Compensation Committee determined that the risks arising from Baltic Trading’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on Baltic Trading.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of Baltic Trading’s executive officers or members of Baltic Trading’s Board of Directors or Compensation Committee and any other company’s executive officers, Board of Directors or Compensation Committee.

Compensation Committee Report

The Baltic Trading Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Baltic Trading Compensation Committee recommended to the Baltic Trading Board that the Compensation Discussion and Analysis be included in this Form 10-K/A:

Submitted by the Compensation Committee of the Board of Directors:

Basil G. Mavroleon, Chairman

Edward Terino

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Baltic Trading filing under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Baltic Trading specifically incorporates the Baltic Trading Compensation Committee Report by reference therein.

Summary Compensation Table

The following table sets forth in summary form information concerning the compensation paid by Baltic Trading during the year ended December 31, 2014:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	All Other Compensation ($) (i)		Total ($) (j)
John C. Wobensmith President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer	2014	$—	$—	$871,500	$—		$871,500

	2013	$—	$—	$2,288,000	$—		$2,288,000

	2012	$—	$—	$249,999	$—		$249,999

Peter C. Georgiopoulos Chairman	2014	$—	$—	$1,787,995	$60,000	(2)	$1,847,995

	2013	$—	$327,570	$3,128,079	$60,000	(2)	$3,515,649

	2012	$—	$—	$532,148	$35,000	(2)	$567,148

(1)         The amounts in column (e) reflect the aggregate grant date fair value of restricted stock awards pursuant to the Baltic Trading 2010 Equity Incentive Plan, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 718.  The actual amount realized by the named executive will likely vary based on a number of factors, including Baltic Trading’s performance, stock price fluctuations and applicable vesting.  Additional information regarding stock awards is provided in the Grants of Plan-Based Awards table below.

(2)         Represents fees received for service on the Baltic Trading Board of Directors.

The following table reflects awards of restricted stock under the Baltic Trading 2010 Equity Incentive Plan during the year ended December 31, 2014:

Grants of Plan-Based Awards
Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock (i)	Grant Date Fair Value of Stock Awards ($) (l)
John C. Wobensmith	12/18/14	350,000(1)(3)(5)	$871,500
Peter C. Georgiopoulos	4/9/14	7,269(2)(5)	$44,995
	12/18/14	700,000(1)(4)(5)	$1,743,000

(1)         Represents a grant of restricted shares of Baltic Trading’s common stock for the year ended December 31, 2014.  The restrictions applicable to the shares lapse in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter.

(2)         Represents grant made to directors generally.  The restrictions applicable to the shares lapse on the date of Baltic Trading’s next annual shareholders meeting at which directors are elected.  Restrictions on such shares will lapse in full automatically upon the occurrence of a change in control (as defined under the Baltic Trading 2010 Equity Incentive Plan) or upon Mr. Georgiopoulos’ death or disability.

(3)         Restrictions on these shares also lapse with respect to a pro rata percentage of the shares upon Mr. Wobensmith’s death or disability or termination without cause between two vesting dates, and will lapse in full upon the occurrence of a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan).

(4)         Restrictions on these shares also lapse in full immediately upon the occurrence of a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with Baltic Trading’s amended and restated bylaws.

(5)         Recipients of restricted share grants will receive dividends thereon at the same rate as is paid to other holders of common stock but must repay dividends on any shares subject to forfeiture under the terms of such recipient’s grant agreement unless the Board of Directors waives the repayment requirement as to dividends on such shares.

The following table provides information on restricted stock awards issued under the Baltic Trading 2010 Equity Incentive Plan, that were not vested as of December 31, 2014:

Outstanding Equity Awards at Fiscal Year-End
Name(a)	Number of Shares of Stock That Have Not Vested (g)	Market Value of Shares of Stock that Have Not Vested ($) (3) (h)
John C. Wobensmith	697,917(1)	$1,751,770
Peter C. Georgiopoulos	1,214,852(2)	$3,049,278

(1)         Represents the unvested portions of: 25,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 83,333 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 400,000 restricted shares of Baltic Trading’s common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter; and 350,000 restricted shares of Baltic Trading’s common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter.

(2)         Represents the unvested portions of: 80,000 restricted shares of Baltic Trading’s common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 166,666 restricted shares of Baltic Trading’s common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 539,000 restricted shares of Baltic Trading’s common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter; 7,269 restricted shares of Baltic Trading’s common stock granted on April 9, 2014, which vest on the date of the Baltic Trading Annual Meeting; and 700,000 restricted shares of Baltic Trading’s common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter.

(3)         The value of the unvested stock awards equals the number of unvested shares held multiplied by $2.51, the closing market price of Baltic Trading’s common stock on the NYSE on December 31, 2014.

The following table provides information regarding the number of restricted stock awards that vested during the year ended December 31, 2014:

Stock Vested
Name (a)	Number of Shares Acquired on Vesting (d)	Value Realized on Vesting ($) (1) (e)
John C. Wobensmith	160,333	$624,613
Peter C. Georgiopoulos	317,853	$1,390,997

(1)         The value of the unvested stock awards that vested during the year ended December 31, 2014 equals the number of shares vested multiplied by the closing market price of the Baltic Trading’s common stock on the NYSE on the vesting date of each grant.

Executive Employment Agreement

Baltic Trading entered into a letter agreement (the “Employment Agreement”) with John C. Wobensmith, who serves as Baltic Trading’s President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer, dated December 19, 2013, as amended on March 26, 2014.  Contingent upon the consummation of Baltic Trading’s proposed business combination with Genco, Mr. Wobensmith has agreed to waive all rights under the Employment Agreement and terminate such agreement. The Employment Agreement is intended to provide for the continued services of Mr. Wobensmith for Baltic Trading’s benefit if Mr. Wobensmith’s employment at Genco terminates following a change in control of Genco as defined in Mr. Wobensmith’s existing employment agreement with Genco dated September 21, 2007, as amended on March 26, 2014 and June 23, 2014 (the “Genco Employment Agreement”).

Mr. Wobensmith’s employment term under the Employment Agreement has not yet commenced.  Mr. Wobensmith’s employment would commence for an initial term of two years on a date mutually agreed to by the parties (the “Wobensmith Effective Date”), if Mr. Wobensmith’s employment with Genco terminates within 18 months of such a change in control.  The Employment Agreement provides for automatic renewal for additional one year terms, unless either party terminates the Employment Agreement on at least 90 days’ notice.  The Employment Agreement provides for a base salary per annum of $500,000 during the employment term as well as discretionary bonuses as determined by the Baltic Trading Compensation Committee in its sole discretion.  Mr. Wobensmith will also be eligible to receive restricted stock and other equity grants from time to time.

In the event of termination of Mr. Wobensmith’s employment due to his death or disability, Baltic Trading will pay him, or his estate, a pro rata bonus for the year of termination and one year’s salary and, in the case of disability, provide medical coverage for him and his eligible dependents for a period of one year.

If Mr. Wobensmith is terminated without cause or resigns for good reason, Baltic Trading will pay him a pro rata bonus for the year of termination, plus a lump sum equal to double the average of his prior three years’ annual incentive awards, plus double his annualized base salary, and provide medical, dental, long-term disability, and life insurance benefit plan coverage for him and his eligible dependents for a period of two years.  If a termination without cause or resignation for good reason occurs within two years of a change in control, the amounts that are doubled above become tripled, and the coverage period of two years becomes three years.  Mr.

Wobensmith’s annual incentive award for a given year is his cash bonus earned for that year and, if a termination without cause or resignation for good reason occurs within two years of a change in control, the grant date value of any equity awards granted for such year.

If a payment to Mr. Wobensmith under the Employment Agreement or otherwise after a change in control causes him to owe excise tax under Section 4999 of the Code, Baltic Trading will fund the amount of this tax on a fully “grossed-up” basis, intended to ensure that after payment of the excise tax and any related taxes and penalties, Mr. Wobensmith retains the full amount of the payment that gave rise to the excise tax liability.

Under the Employment Agreement, Baltic Trading will pay for life insurance and long-term disability insurance for Mr. Wobensmith at a cost of no more than $20,000 per annum.

In connection with Mr. Wobensmith’s execution of the Employment Agreement, Mr. Wobensmith received a grant of 100,000 restricted shares of Baltic Trading’s common stock, which vest in equal installments on each of the first four anniversaries of November 15, 2013.  In addition, Mr. Wobensmith will receive an additional grant of 100,000 restricted shares of Baltic Trading’s common stock on the Wobensmith Effective Date.

The protections for Baltic Trading in the Employment Agreement were negotiated largely to mirror those already included in Mr. Wobensmith’s current employment agreement with Genco in order to protect the interests of Baltic Trading’s shareholders.  One such key protection is a non-compete provision that generally prohibits Mr. Wobensmith from competing with Baltic Trading during the period of his employment and for two years thereafter.  In addition, as described in greater detail below, Mr. Wobensmith agreed to modify currently outstanding Baltic Trading equity awards so that vesting will not necessarily accelerate upon a change in control at Genco, allowing Baltic Trading awards to continue to provide meaningful incentives and retention benefits in the event of a Genco change in control.  The two grants of 100,000 restricted shares provided for under the Employment Agreement reflect the same vesting terms.  Specifically, Mr. Wobensmith agreed to waive accelerated vesting of his restricted stock grants upon a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan) if such change in control is also a change in control of Genco under his Genco employment agreement and such change in control is not the acquisition of beneficial ownership of 80% or more of the shares of capital stock ordinarily entitled to elect directors of Baltic Trading by any person or group (excluding certain parties) or the sale of 80% or more of Baltic Trading’s assets (except to certain parties).  However, if Mr. Wobensmith’s employment with Genco does not terminate within three months of such change in control other than as a result of his death or disability, accelerated vesting will nonetheless occur exactly three months after the change in control.

Potential Payments upon Termination or Change-in-Control

Accelerated Vesting of Restricted Stock

Under the terms of the restricted stock grant agreements between Baltic Trading and Mr. Wobensmith, all shares of restricted stock vest in full automatically upon the occurrence of a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan), except in certain circumstances if the change in control is also a change in control of Genco, as described in the section captioned “Executive Employment Agreement” or the termination of Mr. Wobensmith’s service to Baltic Trading without cause (as defined in the Baltic Trading 2010 Equity Incentive Plan) or his resignation for good reason (as defined in the Employment Agreement).  In addition, if Mr. Wobensmith’s service to Baltic Trading is terminated by Baltic Trading by reason of his death or disability (each as defined under the Baltic Trading 2010 Equity Incentive Plan), the restrictions lapse as to a pro rata percentage of the shares, calculated monthly, that would otherwise vest at the next anniversary of the grant date.   For purposes of these agreements, “service” means a continuous time period during which recipient of a restricted stock grant is at least one of the following:  an employee or a director of, or a consultant to, Baltic Trading or Genco.

Under the terms of the restricted stock grant agreement between Baltic Trading and Mr. Georgiopoulos for the grant of 7,269 restricted shares awarded in the aggregate to Baltic Trading’s directors generally, all shares of restricted stock vest in full automatically upon a change in control (as defined in the Baltic Trading 2010 Equity Incentive Plan), the Baltic Trading Annual Meeting or upon Mr. Georgiopoulos’ death or disability.  Under the terms of the other restricted stock grant agreements between Baltic Trading and Mr. Georgiopoulos, all shares of restricted stock vest in full immediately upon the occurrence of a change in control (as defined under the Baltic Trading 2010 Equity Incentive Plan) or the termination of Mr. Georgiopoulos’ service as a director, employee or consultant of Baltic Trading or Genco unless Mr. Georgiopoulos voluntarily terminates his service or he is removed as a director for cause in accordance with Baltic Trading’s amended and restated bylaws.

In addition, under the terms of the restricted stock grant agreements for Baltic Trading’s two named executive officers, other than Mr. Georgiopoulos’ agreements for the grant of 7,269 restricted shares for his service as a member of the Baltic Trading Board of Directors, if a payment, benefit, or distribution after a change in control causes the executive to owe excise tax under Section 4999 of the Code, Baltic Trading will fund the amount of this tax such that after payment of the excise tax and any related taxes and penalties, the executive retains the full amount of the payment, benefit or distribution that gave rise to the excise tax liability.

The table below sets forth the vesting of restricted stock that the named executive officers would receive under the following sets of circumstances:  change in control, termination without cause, and death or disability.   In each set of circumstances, Baltic Trading has assumed that the triggering event occurred as of the end of the day on December 31, 2014 and used the closing market price of Baltic Trading’s common stock on December 31, 2014 for purposes of the calculations for the table below:

	Value of Restricted Stock Subject to Accelerated Vesting ($)
Name	Change in Control	Termination without Cause(1)	Death or Disability
John C. Wobensmith	$1,751,770	$1,751,770	$26,582
Peter C. Georgiopoulos	$3,049,279	$3,031,033	$3,049,279

(1)         Includes termination by Mr. Wobensmith for good reason.

Executive Employment Agreement

Mr. Wobensmith’s Employment Agreement calls for him to receive payments under certain circumstances following a termination of his employment as noted above.  As the term of his employment under such agreement has not commenced, there are currently no circumstances under which any such payments would be due.

Director Compensation

For fiscal year 2014, each of Baltic Trading’s directors were entitled to receive an annual fee of $60,000, a fee of $10,000 for an Audit Committee assignment, $7,500 for a Compensation Committee assignment, $3,750 for a Nominating and Corporate Governance Committee assignment, $75,000 for service on an ad hoc committee of the Board, and a fee of $250 per meeting for meetings of other committees of the Board. The Chairmen of the Audit Committee and the Compensation Committee each received an additional annual fee of $5,000.  Also, each of Baltic Trading’s directors was granted 7,269 restricted shares of common stock on April 9, 2014, with restrictions on all such shares to lapse, on the date of Baltic Trading’s next annual shareholders meeting at which directors are elected.  Restrictions on all such shares will lapse in full automatically upon the occurrence of a change in control (as defined under the Baltic Trading 2010 Equity Incentive Plan) or upon such director’s death or disability.  Baltic Trading reimburses its directors for all reasonable expenses incurred by them in connection with serving on Baltic Trading’s Board of Directors.  The following table summarizes compensation earned by directors, other than Mr. Georgiopoulos, for the year ended December 31, 2014:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	All Other Compensation ($) (g)	Total ($) (h)
Basil G. Mavroleon	$151,250	$44,995	$—	$196,245
Harry A. Perrin	$148,750	$44,995	$—	$193,745
Edward Terino	$157,500	$44,995	$—	$202,495
George Wood	$148,750	$44,995	$—	$193,745

(1)         The amount indicated represents the total fees for service on the Board or its committees as set forth above.

(2)         The amounts in column (c) reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.  The actual amount realized by the director will likely vary based on a number of factors, including Baltic Trading’s performance, stock price fluctuations and applicable vesting.

For fiscal year 2015, the amounts of the annual fee for each director and fees for committee assignments will remain the same as in fiscal year 2014 and will be prorated for length of service during the year.  In lieu of a restricted stock grant for 2015, directors will receive a cash award of $45,000, representing the grant date value of directors’ 2014 restricted stock grant, which will be prorated for the portion of the year they remain in office beginning April 9, 2015, the anniversary of Baltic Trading’s 2014 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Baltic Trading’s common stock and Class B Stock as of April 30, 2015 of:

•                  each person, group or entity known to Baltic Trading to beneficially own more than 5% of Baltic Trading’s stock;

•                  each of Baltic Trading’s directors;

•                  each of Baltic Trading’s Named Executive Officers; and

•                  all of Baltic Trading’s directors and executive officers as a group.

As of April 30, 2015, a total of 52,255,241 shares of Baltic Trading common stock and 6,356,471 shares of Baltic Trading Class B Stock were outstanding.  Each share of Baltic Trading common stock is entitled to one vote, and each share of Baltic Trading Class B Stock is entitled to fifteen votes, on matters on which Baltic Trading common shareholders are eligible to vote.  Holders of Baltic Trading common stock and Baltic Trading Class B Stock vote together as a single class on all matters presented for vote, except as otherwise provided by law. The amounts and percentages of Baltic Trading common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Baltic Trading Common Stock and Baltic Trading Class B Stock

Name and Address of Beneficial Owner (1)	Baltic Trading Common Stock Beneficially Owned	Percentage of Baltic Trading Common Stock Outstanding	Baltic Trading Class B Stock Beneficially Owned	Percentage of Baltic Trading Class B Stock Outstanding
Genco Shipping & Trading Limited (2)	—	—	6,356,471	100%
Peter C. Georgiopoulos	1,957,871(3)	3.75%	—	—
John C. Wobensmith	914,968(4)	1.75%	—	—
Basil G. Mavroleon	34,205(5)	*	—	—
Edward Terino	34,205(5)	*	—	—
George Wood	34,205(5)	*	—	—
Harry A. Perrin	49,205(5)	*	—	—

Investment funds affiliated with Panning Capital Management, LP	3,643,897	(6)	6.97%	—	—
Investment funds affiliated with Apollo Global Management, LLC	5,170,298	(7)	9.9%	—	—
Investment funds affiliated with Centerbridge Partners, L.P.	7,250,000	(8)	13.87%	—	—
All directors and executive officers as a group (6 persons)	3,024,659		5.79%	—	—

*                             Less than 1% of the outstanding shares of common stock.

(1)                      Unless otherwise indicated, the business address of each beneficial owner identified is c/o Baltic Trading Limited, 299 Park Avenue, 12th Floor, New York, NY 10171.

(2)                      Shares of Baltic Trading Class B Stock reported consist solely of shares beneficially owned by Genco through a wholly owned subsidiary, Genco Investments LLC.

(3)                     Includes 80,000 restricted shares of Baltic Trading common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 166,666 restricted shares of Baltic Trading common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 539,000 restricted shares of Baltic Trading common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and on each of the first three anniversaries thereafter; 7,269 restricted shares of Baltic Trading common stock granted on April 9, 2014, which vest on the date of the Company’s 2015 Annual Meeting of Shareholders; and  700,000 restricted shares of Baltic Trading common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015 and on each of the first three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.  Mr. Georgiopoulos has pledged 92,000 shares of common stock as security for personal bank loans.

(4)                      Includes 25,000 restricted shares of Baltic Trading common stock granted on December 21, 2011, which vest in four equal installments commencing on November 15, 2012 and on each of the first three anniversaries thereafter; 83,333 restricted shares of Baltic Trading common stock granted on December 13, 2012, which vest in four equal installments commencing on November 15, 2013 and on each of the first three anniversaries thereafter; 400,000 restricted shares of Baltic Trading common stock granted on December 19, 2013, which vest in four equal installments commencing on November 15, 2014 and each of the first three anniversaries thereafter; and 350,000 restricted shares of Baltic Trading common stock granted on December 18, 2014, which vest in four equal installments commencing on November 15, 2015.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)                   Includes 7,269 restricted shares of Baltic Trading common stock granted on April 9, 2014, which vest on the date of the Company’s 2015 Annual Meeting of Shareholders.  The foregoing grant is subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(6)                     Consists of 3,643,897 shares held for the account of Panning Master Fund, LP.  Panning Capital Management, LP serves as the investment manager of Panning Master Fund, LP.  Panning Holdings GP, LLC serves as general partner of Panning Capital Management, LP.  William M. Kelly, Kieran W. Goodwin and Franklin S. Edmonds are co-managing members of Panning Holdings GP, LLC.

The address of the principal business office of each of the entities and persons identified in this note is 510 Madison Avenue, 23rd Floor, New York, New York 10022. The reported information is based upon the Schedule 13G/A filed by Panning Capital Management, LP with the SEC on February 10, 2015.

(7)

Consists of 746,874 shares owned by Apollo Value Investment Master Fund, L.P., 3,478,015 shares owned by Apollo Special Opportunities Managed Account, L.P., 2,259,473 shares owned by Apollo Credit Strategies Master Fund Ltd. and 585,121 shares owned by Apollo Capital Spectrum Fund, L.P. Apollo Value Advisors, L.P. serves as the managing general partner of Apollo Value Investment Master Fund, L.P., and Apollo Value Capital Management, LLC serves as the general partner of Apollo Value Advisors, L.P. Apollo Value Management, L.P. serves as the manager of Apollo Value Investment Master Fund, L.P., and Apollo Value Management GP, LLC serves as the general partner of Apollo Value Management, L.P.  Apollo SVF Management, L.P. serves as the manager of Apollo Special Opportunities Managed Account, L.P., and Apollo SVF Management GP, LLC serves as the general partner of Apollo SVF Management, L.P.  Apollo SOMA Advisors, L.P. serves as the general partner of Apollo Special Opportunities Managed Account, L.P.  Apollo SOMA Capital Management, LLC serves as the general partner of Apollo SOMA Advisors, L.P.  Apollo ST Fund Management LLC serves as the investment manager for Apollo Credit Strategies Master Fund Ltd.  Apollo ST Operating LP is the sole member of Apollo ST Fund Management LLC.  The general partner of Apollo ST Operating LP is Apollo ST Capital LLC.  ST Management Holdings LLC is the sole member of Apollo ST Capital LLC.  Apollo Capital Spectrum Advisors, LLC serves as the general partner of Apollo Capital Spectrum Fund, L.P., and Apollo Capital Spectrum Management, LLC serves as the investment manager for Apollo Capital Spectrum Fund, L.P. Apollo Capital Management, L.P. serves as the sole member and manager of Apollo Value Management GP, LLC, Apollo SVF Management GP, LLC, ST Management Holdings LLC and Apollo Capital Spectrum Management, LLC.  Apollo Capital Management GP, LLC serves as the general partner of Apollo Capital Management, L.P.  Apollo Management Holdings, L.P. serves as the sole member and manager of Apollo Capital Management GP, LLC, and Apollo Management Holdings GP, LLC serves as the general partner of Apollo Management Holdings, L.P.  Apollo Principal Holdings II, L.P. serves as the sole member and manager of Apollo Value Capital Management, LLC, Apollo SOMA Capital Management, LLC and Apollo Capital Spectrum Advisors, LLC, and Apollo Principal Holdings II GP, LLC serves as the general partner of Apollo Principal Holdings II, L.P.

The principal office of Apollo Value Investment Master Fund, L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo Capital Spectrum Fund, L.P. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1 1104, Cayman Islands.  The principal office of Apollo Value Advisors, L.P., Apollo Value Capital Management, LLC, Apollo Special Opportunities Managed Account, L.P., Apollo SOMA Advisors, L.P., Apollo SOMA Capital Management, LLC, Apollo Capital Spectrum Advisors, LLC, Apollo Principal Holdings II, L.P. and Apollo Principal Holdings II GP, LLC is One Manhattanville Road, Suite 201, Purchase, New York 10577.  The principal office of each of Apollo Value Management, L.P., Apollo Value Management GP, LLC, Apollo SVF Management, L.P., Apollo SVF Management GP, LLC, Apollo ST Fund Management LLC, Apollo ST Operating LP, Apollo ST Capital LLC, ST Management Holdings LLC, Apollo Capital Spectrum Management, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P. and Apollo Management Holdings GP, LLC is 9 W. 57th Street, 43rd Floor, New York, New York 10019. The reported information is based upon the Schedule 13G/A filed by Apollo Management Holdings, GP, LLC with the SEC on January 26, 2015 and a Form 4 filed by such entity with the SEC on April 14, 2015.

(8)

Consists of 1,698,927 shares owned by Centerbridge Credit Partners L.P., 3,098,398 shares owned by Centerbridge Credit Partners Master, L.P., and 2,452,675 shares owned by Centerbridge Special Credit Partners II, L.P. Centerbridge Credit Partners General Partner, L.P. is the general partner of Centerbridge Credit Partners, L.P. Centerbridge Credit GP Investors, L.L.C. is the general partner of Centerbridge Credit Partners General Partner, L.P. Centerbridge Credit Partners Offshore General Partner, L.P. is the general partner of Centerbridge Credit Partners Master, L.P. Centerbridge Credit Offshore GP Investors, L.L.C. is the general partner of Centerbridge Credit Partners Offshore General Partner, L.P. Centerbridge Special Credit Partners General Partner II, L.P. is the general partner of Centerbridge Special Credit Partners II, L.P. Centerbridge Special GP Investors II, L.L.C. is the general partner of Centerbridge Special Credit Partners General Partner II, L.P. Mark T. Gallogly and Jeffrey H. Aronson are managing members of Centerbridge Credit GP Investors, L.L.C., Centerbridge Credit Offshore GP Investors, L.L.C., and Centerbridge Special GP Investors II, L.L.C.

The business address of each of the entities and persons identified in this note is 375 Park Avenue, 12th Floor, New York, New York 10152. The reported information is based upon the Schedule 13D filed by Centerbridge Credit Partners, L.P. with the SEC on July 21, 2014.

Messrs. Manuel and Truong are Senior Managing Directors of Centerbridge Partners, L.P. which is affiliated with the investment funds mentioned above that own shares of common stock of Baltic Trading. Messrs. Manuel and Truong disclaim beneficial ownership of such shares of common stock of Baltic Trading.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding the number of shares of Baltic Trading’s common stock that may be issued under the Baltic Trading 2010 Equity Incentive Plan, which is Baltic Trading’s sole equity compensation plan:

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	Rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	2,913,976
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	2,913,976

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Genco

On April 7, 2015, Genco and Baltic Trading entered into the Stock Purchase Agreement, pursuant to which Genco purchased from Baltic Trading on April 8, 2015 all of Baltic Trading’s equity interests in Baltic Lion Limited and Baltic Tiger Limited, the respective owners of the Capesize drybulk vessels known as the Baltic Lion and the Baltic Tiger, for an aggregate purchase price of $68.5 million, subject to reduction for the outstanding amounts under the secured loan agreement dated December 3, 2013 by and among Baltic Trading Limited and Baltic Lion Limited, wholly owned subsidiaries of Baltic Trading and DVB Bank SE (the “$44 Million Term Loan Facility”) and an adjustment for working capital and liabilities as of the closing date. The indebtedness under such the $44 Million Term Loan Facility remained in place. The purchase price was established in arm’s length negotiations between the Baltic Trading special committee and Genco special committee and was financed by Genco with available cash and borrowings under the loan agreement dated as of April 7, 2015 by and among Genco’s wholly owned subsidiaries, Genco Commodus Limited, Genco Maximus Limited, Genco Claudius Limited, Genco Hunter Limited and Genco Warrior Limited and ABN AMRO Capital USA LLC providing for a 2015 credit facility, with an uncommitted accordion feature that, if exercised, will upsize the facility to up to $150 million.  In connection with the Stock Purchase Agreement, Genco executed a Guarantee and Indemnity in favor of DVB Bank SE with respect to the $44 Million Term Loan Facility, which is on substantially the same terms as the Guarantee and Indemnity executed by Baltic Trading on December 3, 2013. Baltic Trading was released from its Guarantee and Indemnity with respect to the $44 Million Term Loan Facility.

In connection with Baltic Trading’s initial public offering in 2010, Genco Investments LLC, a wholly owned subsidiary of Genco (“Genco Investments”), entered into a registration rights agreement with Baltic Trading pursuant to which Baltic Trading granted Genco Investments and its affiliates certain registration rights with respect to Baltic Trading’s common stock and Class B Stock owned by them. Pursuant to the agreement, Genco Investments has the right, subject to certain terms and conditions, to require Baltic Trading, on up to three separate occasions following the first anniversary of its initial public offering, to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of Baltic Trading’s common stock, including common stock issuable upon conversion of Class B Stock, held by Genco Investments and its affiliates for offer and sale to the public (including by way of underwritten public offering) and incidental or “piggyback” rights permitting participation in certain registrations of common stock by Baltic Trading.  Genco Investments currently owns 6,356,471 shares of Baltic Trading’s Class B Stock.

In 2010, Baltic Trading entered into a Management Agreement with Genco pursuant to which Genco provides Baltic Trading with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately 15 years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  Baltic Trading pays Genco for the services it provides Baltic Trading as well as reimburses Genco for its costs and expenses incurred in providing certain of these services.  Baltic Trading pays Genco a commercial services fee of 1.25% of gross charter revenues generated by each vessel; a technical services fee of $750 per ship per day, subject to increase based on the Consumer Price Index; and a sale and purchase fee equal to 1% of the gross purchase or sale price upon the consummation of any purchase or sale of a vessel by Baltic Trading.  For the year ended December 31, 2014, Baltic Trading incurred costs of approximately $4,465,000 pursuant to the Management Agreement.  At December 31, 2014, the amount due to Genco from Baltic Trading was approximately $143,000 for such services.  Additionally, during the year ended December 31, 2014, Baltic Trading incurred fees of approximately $54,000 for internal audit services provided by Genco employees which are reimbursable to Genco pursuant to the Management Agreement, and Genco incurred costs in a net amount of approximately $284,000 on Baltic Trading’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At December 31, 2014, the amount due to Baltic Trading from Genco was approximately $4,000 for such costs.

Also in 2010, Baltic Trading entered into an Omnibus Agreement with Genco pursuant to which Genco has a right of first refusal with respect to business opportunities generally except with respect to certain spot charter opportunities, as to which Baltic Trading a right of first refusal.  So that Genco may comply with a provision in one of its existing credit facilities, the Omnibus Agreement further provides that Baltic Trading will not issue any shares of preferred stock without Genco’s prior written consent.

Transactions with Aegean Marine Petroleum Network, Inc.

In 2010, Baltic Trading entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in its fleet.  Peter C. Georgiopoulos is Chairman of the board of directors of Aegean.  During the year ended December 31, 2014, Aegean supplied lubricating oils to Baltic Trading’s vessels aggregating approximately $950,000.  At December 31, 2014, approximately $113,000 remained outstanding to Aegean.

Review and Approval of Transactions with Related Persons

In March 2010, Baltic Trading’s Board of Directors adopted a written policy and procedures for review, approval and monitoring of transactions involving Baltic Trading and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of any class of Baltic Trading’s voting securities, immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by Baltic Trading’s Board of Directors or by a committee of Baltic Trading’s Board of Directors consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of Baltic Trading.  In considering the transaction, Baltic Trading’s Board of Directors or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) Baltic Trading’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to Baltic Trading than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to Baltic Trading; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Director Independence

For information on director independence, please see “Corporate Governance—Director Independence” above in Item 10, “Directors, Executive Officers, and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2014 and 2013

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of Baltic Trading’s annual financial statements for fiscal 2014 and fiscal 2013 and fees billed for audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for fiscal 2014 and fiscal 2013.

Type of Fees	2014	2013
	($ in thousands)	($ in thousands)
Audit Fees	$162	$153
Audit-Related Fees	$18	$115
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$180	$268

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Baltic Trading paid to the auditor for the audit of Baltic Trading’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Baltic Trading’s financial statements and include services associated with primary and secondary offerings of its common stock in the past two fiscal years and other matters related to its periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Pre-Approval Policy for Services Performed by Independent Auditor

The Baltic Trading Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Baltic Trading Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Baltic Trading Audit Committee must give prior approval for any amount or type of service within four categories:  audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Baltic Trading Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Baltic Trading Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance Baltic Trading’s ability to manage or control risk or improve audit quality. The Baltic Trading Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Baltic Trading Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        The following documents are filed as a part of this Amendment:

31.1                                                Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

BALTIC TRADING LIMITED

By:	/s/ John C. Wobensmith
	Name:	John C. Wobensmith
	Title:	President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Document

31.1	Certification of President and Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.