Form 10-Q
period 2015-03-31
Baltic Trading Ltd
filed 2015-05-08
CIK 1474042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2015: common stock, $0.01 per share — 52,255,241 shares and Class B stock, $0.01 per share — 6,356,471 shares.

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

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Baltic Trading Limited

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014

(U.S. Dollars in Thousands, Except for Share and Per Share Data)

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$15,051	$9,929
Due from charterers, net of a reserve of $15 and $42, respectively	2,517	3,948
Prepaid expenses and other current assets	5,760	5,506
Total current assets	23,328	19,383

Noncurrent assets:
Vessels, net of accumulated depreciation of $73,282 and $72,921, respectively	489,685	496,210
Deposits on vessels	17,862	23,733
Deferred drydock, net of accumulated amortization of $688 and $505, respectively	3,374	3,049
Fixed assets, net of accumulated depreciation of $73 and $66, respectively	113	120
Deferred financing costs, net of accumulated amortization of $561 and $295, respectively	6,063	6,078
Restricted cash	—	19,645
Total noncurrent assets	517,097	548,835

Total assets	$540,425	$568,218

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,854	$6,316
Deferred revenue	268	98
Due to Parent	1,512	147
Current portion of long-term debt	16,800	6,331
Total current liabilities	25,434	12,892

Noncurrent liabilities:
Long-term debt	191,663	190,444
Total noncurrent liabilities:	191,663	190,444

Total liabilities	217,097	203,336

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 500,000,000 shares authorized; issued and outstanding 52,255,241 shares at March 31, 2015 and December 31, 2014	523	523
Class B stock, par value $0.01; 100,000,000 shares authorized; issued and outstanding 6,356,471 at March 31, 2015 and December 31, 2014	64	64
Additional paid-in capital	413,587	412,771
Accumulated deficit	(90,846)	(48,476)
Total shareholders’ equity	323,328	364,882

Total liabilities and shareholders’ equity	$540,425	$568,218

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in thousands, Except for Per Share Data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$6,911	$13,091

Operating expenses:
Voyage expenses	452	420
Voyage expenses to Parent	87	168
Vessel operating expenses	6,587	6,551
General, administrative and technical management fees	2,818	1,972
Management fees to Parent	1,012	878
Depreciation and amortization	5,631	5,103
Impairment of vessel assets	30,730	—

Total operating expenses	47,317	15,092

Operating loss	(40,406)	(2,001)

Other (expense) income:
Other income (expense)	10	(20)
Interest income	8	10
Interest expense	(1,959)	(1,510)

Other expense, net	(1,941)	(1,520)

Loss before income taxes	(42,347)	(3,521)
Income tax expense	(23)	(12)

Net loss	$(42,370)	$(3,533)

Net loss per share of common and Class B Stock:
Net loss per share-basic	$(0.75)	$(0.06)
Net loss per share-diluted	$(0.75)	$(0.06)
Dividends declared and paid per share of common and Class B Stock	$—	$0.03

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2015	$523	$64	$412,771	$(48,476)	$364,882

Net loss				(42,370)	(42,370)

Nonvested stock amortization			816		816

Balance — March 31, 2015	$523	$64	$413,587	$(90,846)	$323,328

	Common Stock Par Value	Class B Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance — January 1, 2014	$512	$64	$412,736	$(28,209)	$385,103

Net loss				(3,533)	(3,533)

Cash dividends paid ($0.03 per share)			(1,726)		(1,726)

Nonvested stock amortization			963		963

Balance — March 31, 2014	$512	$64	$411,973	$(31,742)	$380,807

See accompanying notes to condensed consolidated financial statements.

Baltic Trading Limited

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014

(U.S. Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(42,370)	$(3,533)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,631	5,103
Amortization of deferred financing costs	266	188
Amortization of nonvested stock compensation expense	816	963
Impairment of vessel assets	30,730	—
Change in assets and liabilities:
Decrease in due from charterers	1,431	378
Increase in prepaid expenses and other current assets	(261)	(2,124)
Increase in accounts payable and accrued expenses	2,595	2,270
Increase (decrease) in due to Parent	1,088	(81)
Increase (decrease) in deferred revenue	170	(68)
Deferred drydock costs incurred	(508)	(1,674)

Net cash (used in) provided by operating activities	(412)	1,422

Cash flows from investing activities:
Purchase of vessels, including deposits	(23,579)	(17,161)
Purchase of fixed assets	—	(12)
Changes in deposits of restricted cash	19,645	—

Net cash used in investing activities	(3,934)	(17,173)

Cash flows from financing activities:
Proceeds from the $148 Million Credit Facility	115,000	—
Repayments on the 2010 Credit Facility	(102,250)	—
Repayments on the $22 Million Term Loan Facility	(375)	(375)
Repayments on the $44 Million Term Loan Facility	(687)	(687)
Cash dividends paid	—	(1,726)
Payment of common stock issuance costs	—	(106)
Payment of deferred financing costs	(2,220)	(87)

Net cash provided by (used in) financing activities	9,468	(2,981)

Net increase (decrease) in cash and cash equivalents	5,122	(18,732)

Cash and cash equivalents at beginning of period	9,929	58,193

Cash and cash equivalents at end of period	$15,051	$39,461

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

At March 31, 2015, the Company was the sole owner of all of the outstanding shares of the following ship-owning subsidiaries as set forth below:

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

As of March 31, 2015 and December 31, 2014, Genco Shipping & Trading Limited’s (“Genco” or “Parent”) ownership of 6,356,471 shares of the Company’s Class B stock represented a 10.85% ownership interest in the Company and 64.60% of the aggregate voting power of the Company’s outstanding shares of voting stock.

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

On April 7, 2015, the Company entered into a definitive merger agreement with Genco under which Genco will acquire the Company in a stock-for-stock transaction.  Under the terms of the agreement, the Company will become an indirect wholly-owned subsidiary of Genco, and the Company’s shareholders (other than Genco and its subsidiaries) will receive 0.216 shares of Genco common stock for each share of the Company’s common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, Genco shareholders are expected to own approximately 84.5% of the combined company, and the Company’s shareholders (other than Genco and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of the Company’s Class B stock (all of which are owned by Genco) will be canceled in the merger.

The Boards of Directors of both Genco and the Company established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  The Boards of Directors of both companies approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of shareholders of both the Company and Genco.  The merger is also subject to consents under the Company’s existing credit facilities from its lenders.

Additionally, on April 7, 2015, the Company entered into an agreement (the “Stock Purchase Agreement”) under which Genco  acquired all of the shares of two single-purpose entities that were wholly owned by the Company, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by Genco and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date.  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen its balance sheet.  Through the transactions, which closed on April 8, 2015, Genco acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulation of the Securities and Exchange Commission (the “SEC”).  In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended (the “2014 10-K”).  The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Vessels, net

Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the acquisition of a vessel and expenditures made to prepare the vessel for its initial voyage. The Company also capitalizes interest costs for a vessel under construction as a cost which is directly attributable to the acquisition of a vessel. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from the date of initial delivery from the shipyard. Depreciation expense for vessels for the three months ended March 31, 2015 and 2014 was $5,441 and $5,067, respectively.

Depreciation expense is calculated based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining estimated useful life or the estimated life of the renewal or betterment. The undepreciated cost of any asset component being replaced that was acquired after the initial vessel purchase is written off as a component of vessel operating expense. Expenditures for routine maintenance and repairs are expensed as incurred. Scrap value is estimated by the Company by taking the cost of steel times the weight of the ship noted in lightweight tons (lwt). Effective July 9, 2014, upon Genco’s emergence from bankruptcy, the Company increased the estimated scrap value of the vessels from $245 per lwt to $310 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets. During the three months ended March 31, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $142. The decrease in depreciation expense did not result in a change to the basic and diluted net loss per share during the three months ended March 31, 2015.

Income taxes

The Company is incorporated in the Marshall Islands.  Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax.  During the three months ended March 31, 2015 and 2014, the Company had United States operations that resulted in United States source income of $587 and $284, respectively.  The Company’s estimated United States income tax expense for three months ended March 31, 2015 and 2014 was $23 and $12, respectively.

Deferred revenue

Deferred revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned. Additionally, deferred revenue includes estimated customer claims mainly due to time charter performance issues. As of March 31, 2015 and December 31, 2014, the Company had an accrual of $28 and $70, respectively, related to these estimated customer claims.

Voyage expense recognition

In spot market-related time charters, short-term time charters and pool agreements, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company. At the inception of a time charter, the Company records the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a gain or loss within voyage expenses. These differences in bunkers resulted in net losses of ($118) and ($28) during the three months ended March 31, 2015 and 2014, respectively.  Additionally, voyage expenses include the cost of bunkers consumed during short-term time charters pursuant to the terms of the time charter agreements.

Impairment of vessel assets

During the three months ended March 31, 2015, the Company recorded $30,730 related to the impairment of vessel assets in accordance with Accounting Standards Codification (“ASC”) 360 — “Property, Plant and Equipment” (“ASC 360”).  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet.  Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced, and after determining that the sum of the estimated undiscounted future cash flows attributable to the Baltic Lion and Baltic Tiger would not exceed the carrying value of the respective vessels, the Company reduced the carrying value of each vessel to its estimated fair value, which was determined primarily based on appraisals and third-party broker quotes.  Subsequent to March 31, 2015, the Baltic Lion and Baltic Tiger entities were sold to Genco.  Refer to Note 1 — General Information for details pertaining to the sale of these entities.

3 - CASH FLOW INFORMATION

For the three months ended March 31, 2015, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $319 for the Purchase of vessels, including deposits.  For the three months ended March 31, 2015, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $221 for the Payment of deferred financing costs.  For the three months ended March 31, 2015, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $280 for the Purchase of vessels, including deposits.

For the three months ended March 31, 2014, the Company had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $213 for the Purchase of vessels, including deposits and $63 for the Purchase of fixed assets.  For the three months ended March 31, 2014, the Company had non-cash financing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Accounts payable and accrued expenses of $4 for the Payment of deferred financing costs and $5 for the Payment of common stock issuance costs.  For the three months ended March 31, 2014, the Company also had non-cash investing activities not included in the Condensed Consolidated Statement of Cash Flows for items included in Due to Parent of $20 for the Purchase of vessels, including deposits.

During the three months ended March 31, 2015, the Company made a reclassification of $9,208 from Deposits on vessels to Vessels, net of accumulated depreciation, due to the completion of the purchase of Baltic Wasp. No such reclassifications were made during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company made a reclassification of $675 from fixed assets to vessel assets for items that should be capitalized and depreciated over the remaining life of the respective vessels.

During the three months ended March 31, 2015 and 2014, cash paid for interest, net of amount capitalized, was $986 and $1,328, respectively.

During the three months ended March 31, 2015 and 2014, there was no cash paid for estimated income taxes.

4 — VESSEL ACQUISITIONS

On November 13, 2013, the Company entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. The Company agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which the Company exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to the Company during the second and third quarters of 2015, respectively. As of March 31, 2015 and December 31, 2014, deposits on vessels were $17,862 and $23,733, respectively, related to these newbuilding vessels. The Company intends to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the $148 Million Credit Facility as described in Note 7 — Debt, to fully finance the acquisition of the two Ultramax newbuilding drybulk vessels.  On December 30, 2014, the Company paid $19,645 for the final payment due for the Baltic Wasp which was classified as noncurrent Restricted Cash in the Condensed Consolidated Balance Sheet as of December 31, 2014 as the payment was held in an escrow account and was released to the seller when the vessel was delivered to the Company on January 2, 2015.

Capitalized interest expense associated with newbuilding contracts for the three months ended March 31, 2015 and 2014 was $124 and $98, respectively.

Refer to Note 1 — General Information for a listing of the vessel delivery dates for the vessels in the Company’s fleet and the estimated delivery dates for vessels that the Company has entered into agreements to purchase.

5 - NET LOSS PER COMMON AND CLASS B SHARE

The computation of net loss per share of common stock and Class B shares is in accordance with ASC 260 — “Earnings Per Share” (“ASC 260”), using the two-class method.  Under these provisions, basic net loss per share is computed using the weighted-average number of common shares and Class B shares outstanding during the year, except that it does not include nonvested stock awards subject to repurchase or cancellation.  Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of nonvested stock awards (see Note 14 — Nonvested Stock Awards) for the common shares, for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. Of the 1,941,844 nonvested shares outstanding at March 31, 2015 (see Note 14 — Nonvested Stock Awards), all are anti-dilutive.  The computation of the diluted net loss per share of common stock assumes the conversion of Class B shares, while the diluted net loss per share of Class B stock does not assume the conversion of those shares.

The following table sets forth the computation of basic and diluted net loss per share of common stock and Class B stock:

	For the Three Months Ended March 31, 2015
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(37,618)	$(4,752)

Denominator:
Weighted-average shares outstanding, basic	50,313,397	6,356,471

Basic net loss per share	$(0.75)	$(0.75)

Diluted net loss per share:
Numerator:
Allocation of loss	$(37,618)	$(4,752)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(4,752)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	—	—
Allocation of loss	$(42,370)	$(4,752)

Denominator:
Weighted-average shares outstanding used in basic computation	50,313,397	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,669,868	6,356,471

Diluted net loss per share	$(0.75)	$(0.75)

	For the Three Months Ended March 31, 2014
	Common	Class B
Basic net loss per share:
Numerator:
Allocation of loss	$(3,133)	$(400)

Denominator:
Weighted-average shares outstanding, basic	49,809,473	6,356,471

Basic net loss per share	$(0.06)	$(0.06)

Diluted net loss per share:
Numerator:
Allocation of loss	$(3,133)	$(400)
Reallocation of undistributed loss as a result of conversion of Class B to common shares	(591)	—
Reallocation of dividends paid as a result of conversion of Class B to common shares	191	—
Allocation of loss	$(3,533)	$(400)

Denominator:
Weighted-average shares outstanding used in basic computation	49,809,473	6,356,471
Add:
Conversion of Class B to common shares	6,356,471	—

Weighted-average shares outstanding, diluted	56,165,944	6,356,471

Diluted net loss per share	$(0.06)	$(0.06)

6 - RELATED PARTY TRANSACTIONS

The following include related party transactions not disclosed elsewhere in these condensed consolidated financial statements.  Due to Parent, Voyage expenses to Parent and Management fees to Parent have been disclosed above in these condensed consolidated financial statements.

During the three months ended March 31, 2015 and 2014, the Company incurred legal services aggregating $7 and $3, respectively, from Constantine Georgiopoulos, the father of Peter C. Georgiopoulos, Chairman of the Board.  At March 31, 2015 and December 31, 2014, $1 and $8, respectively, was outstanding to Constantine Georgiopoulos.

During 2010, the Company entered into an agreement with Aegean Marine Petroleum Network, Inc. (“Aegean”) to purchase lubricating oils for certain vessels in the Company’s fleet.  Peter C. Georgiopoulos, Chairman of the Board of the Company, is also the Chairman of the Board of Aegean.  During the three months ended March 31, 2015 and 2014, Aegean supplied lubricating oils to the Company’s vessels aggregating $219 and $268, respectively.  At March 31, 2015 and December 31, 2014, $129 and $113 remained outstanding to Aegean, respectively.

The Company receives internal audit services from an employee of Genco, the Company’s Parent.  For the three months ended March 31, 2015 and 2014, the Company incurred internal audit service fees of $8 and $7, respectively, which are reimbursable to Genco pursuant to the Management Agreement (Refer to Note 16 — Commitments and Contingencies for further information regarding the Management Agreement).  At March 31, 2015 and December 31, 2014, the amount due to Genco from the Company was $32 and $23, respectively, for such services and is included in due to Parent.

During the three months ended March 31, 2015, the Company incurred costs of $23 on Genco’s behalf which are to be reimbursed by Genco pursuant to the Management Agreement.  During the three months ended March 31, 2014, Genco incurred costs of $71 on the Company’s behalf to be reimbursed to Genco pursuant to the Management Agreement.  At March 31, 2015 and December 31, 2014, the amount due from Genco to the Company was $42 and $19, respectively, and is included in Due to Parent.

Genco also provides the Company with commercial, technical, administrative and strategic services pursuant to the Management Agreement.  During the three months ended March 31, 2015 and 2014, the Company incurred costs of $1,379 and $1,045, respectively, pursuant to the Management Agreement.  At March 31, 2015, the amount due to Genco of $1,522 consisted of commercial service fees, management fees and sales and purchase fees for the purchase of the Baltic Wasp and is included in Due to Parent.  At December 31, 2014, the amount due to Genco of $143 consisted of commercial service fees and is included in Due to Parent.

7 - DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014

2010 Credit Facility	$—	$102,250
$148 Million Credit Facility	115,000	—
$22 Million Term Loan Facility	19,750	20,125
$44 Million Term Loan Facility	40,563	41,250
2014 Term Loan Facilities	33,150	33,150
Less: Current portion	(16,800)	(6,331)

Long-term debt	$191,663	$190,444

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

On December 31, 2014, the Company entered into the $148 Million Credit Facility, refer to “$148 Million Credit Facility” section below.  Borrowings under the $148 Million Credit Facility were used to refinance the Company’s indebtedness under the 2010 Credit Facility.  On January 7, 2015, the Company repaid the $102,250 outstanding under the 2010 Credit Facility with borrowings from the $148 Million Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and the Baltic Fox, respectively.  As of March 31, 2015, the Company has utilized its maximum borrowing capacity of $22,000 and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $19,750 and $20,125, respectively, as required repayments began on December 4, 2013.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $19,750 at March 31, 2015 under the $22 Million Term Loan Facility:

Period Ending December 31,	Total

2015 (April 1, 2015 — December 31, 2015)	$1,125
2016	1,500
2017	1,500
2018	1,500
2019	14,125

Total debt	$19,750

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made two drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively.  As of March 31, 2015, the Company has utilized its maximum borrowing capacity of $44,000 and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $40,563 and $41,250, respectively.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

The following table sets forth the repayment of the outstanding debt of $40,563 at March 31, 2015 under the $44 Million Term Loan Facility:

Period Ending December 31,	Total

2015 (April 1, 2015 — December 31, 2015)	$2,063
2016	2,750
2017	2,750
2018	2,750
2019	30,250

Total debt	$40,563

On April 8, 2015, Genco acquired the entities owning the Baltic Lion and Baltic Tiger and succeeded the Company as the guarantor of the outstanding debt under the $44 Million Term Loan Facility.  Refer to Note 1 — General Information for further information regarding the sale of these entities to Genco.

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

On October 24, 2014, the Company drew down $16,800 for the purchase of the Baltic Hornet, which was delivered on October 29, 2014.  Additionally, on December 30, 2014, the Company drew down $16,350 for the purchase of the Baltic Wasp, which was delivered on January 2, 2015.  As of March 31, 2015, the Company has utilized its maximum borrowing capacity and there was no further availability.  At March 31, 2015 and December 31, 2014, the total outstanding debt balance was $33,150 and $33,150, respectively.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the 2014 Term Loan Facilities.

The following table sets forth the repayment of the outstanding debt of $33,150 at March 31, 2015 under the 2014 Term Loan Facilities:

Year Ending December 31,	Total

2015 (April 1, 2015 — December 31, 2015)	$2,081
2016	2,763
2017	2,763
2018	2,763
2019	2,763
Thereafter	20,017

Total debt	$33,150

$148 Million Credit Facility

On December 31, 2014, the Company entered into a $148,000 senior secured credit facility with Nordea Bank Finland plc, New York Branch (“Nordea”), as Administrative and Security Agent, Nordea and Skandinaviska Enskilda Banken AB (Publ) (“SEB”), as Mandated Lead Arrangers, Nordea, as Bookrunner, and the lenders (including Nordea and SEB) party thereto (the “$148 Million Credit Facility”).  The $148 Million Credit Facility is comprised of an $115,000 revolving credit facility and $33,000 term loan facility.  Borrowings under the revolving credit facility were used to refinance the Company’s outstanding indebtedness under the 2010 Credit Facility.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed.  Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that the Company has agreed to acquire, namely the Baltic Scorpion and Baltic Mantis.  Amounts borrowed under the term loan facility of the $148 Million Credit Facility may not be re-borrowed.

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

As of March 31, 2015, $33,000 remained available under the $148 Million Credit Facility which represents the $33,000 term loan facility.

On January 7, 2015, the Company drew down $104,500 from the revolving credit facility of the $148 Million Credit Facility.  Using these borrowings, the Company repaid the $102,250 outstanding under the 2010 Credit Facility.  Additionally, on February 27, 2015, Baltic Trading drew down $10,500 from the revolving credit facility of the $148 Million Credit Facility.  Therefore, as of March 31, 2015, there was no remaining availability under the revolving credit facility of the $148 Million Credit Facility.

As of March 31, 2015, the Company believes it is in compliance with all of the financial covenants under the $148 Million Credit Facility.

The following table sets forth the repayment of the outstanding debt of $115,000 at March 31, 2015 under the $148 Million Credit Facility:

Period Ending December 31,	Total

2015 (April 1, 2015 — December 31, 2015)	$7,341
2016	9,787
2017	9,787
2018	9,787
2019	78,298

Total debt	$115,000

Change of Control

If Genco’s ownership in the Company were to decrease to less than 10% of the aggregate number of shares of common stock and Class B Stock, the outstanding Class B Stock held by Genco would automatically convert into common stock, and the voting power held by Genco in the Company would decrease to less than 30%. This would result in a change of control as defined under the Compay’s $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility, and 2014 Term Loan Facilities, and would therefore constitute an event of default. Additionally, a change of control constituting an event of default under the Company’s credit facilities would also occur if any party or group other than Genco or certain other permitted holders beneficially owns more than 30% of the Company’s outstanding voting or economic equity interests, which may occur if a party or group were deemed to control Genco. Refer to Note 1 — General Information for discussion of Genco’s current economic status. The Prepack Plan did not result, and the Company does not expect the Prepack Plan to result, in a reduction of Genco’s ownership in Baltic Trading. As of the date of this report, no change of control under either of the foregoing tests has occurred. In addition, the Company has the right to terminate the Management Agreement upon the occurrence of certain events, including a Manager Change of Control (as defined in the Management Agreement), without making a termination payment. Some of these have occurred as a result of the transactions contemplated by the Prepack Plan, including the consummation of any transaction that results in (i) any “person” (as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), other than Peter Georgiopoulos or any of his affiliates, becoming the beneficial owner of 25% of Genco’s voting securities or (ii) Genco’s stock ceasing to be traded on the New York Stock Exchange or any other internationally recognized stock exchange. Therefore, the Company may have the right to terminate the Management Agreement, although the Company may be prevented or delayed from doing so because of the effect of applicable bankruptcy law, including the automatic stay provisions of the United States Bankruptcy Code and the provisions of the Prepack Plan and the Confirmation Order. The Prepack Plan did not result in any changes to the Management Agreement, however, it is anticipated that the Management Agreement will be terminated following consummation of the transactions contemplated by the Company’s definitive merger agreement with Genco.

On April 7, 2015, the Company entered into a definitive merger agreement with Genco.  Refer to Note 1 — General Information.

Interest rates

The following table sets forth the effective interest rate associated with the interest expense for the 2010 Credit Facility, $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities, excluding the cost associated with unused commitment fees.  Additionally, it includes the range of interest rates on the debt, excluding the impact of unused commitment fees:

	Three Months Ended March 31,
	2015	2014
Effective Interest Rate (excluding impact of unused commitment fees)	3.28%	3.33%
Range of Interest Rates (excluding impact of unused commitment fees)	2.73% to 3.62%	3.15% to 3.60%

8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and carrying values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 which are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$15,051	$15,051	$9,929	$9,929
Restricted cash	—	—	19,645	19,645
Floating rate debt	208,463	208,463	196,775	196,775

The 2010 Credit Facility was refinanced by the $148 Million Credit Facility, which was entered into on December 31, 2014.  On January 7, 2015, the Company settled the outstanding debt under the 2010 Credit Facility with proceeds from the $148 Million Credit Facility, therefore Management believes the floating rate debt outstanding under the $148 Million Credit Facility and the 2010 Credit Facility as of March 31, 2015 and December 31, 2014, respectively, approximates its fair value as of those dates.  The fair value of floating rate debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility is based on rates that the Company has recently obtained upon the effective dates of these facilities on August 30, 2013 and December 3, 2013, respectively. Lastly, the fair value of the floating rate debt outstanding under the 2014 Term Loan Facilities is based on rates that the Company has recently obtained upon the effective date of these facilities on October 8, 2014.  Refer to Note 7 — Debt for further information.  Additionally, the Company considers its creditworthiness in determining the fair value of the floating rate debt under its credit facilities.  The carrying values approximate the fair market value for these floating rate loans.  The carrying amounts of the Company’s other financial instruments at March 31, 2015 and December 31, 2014 (principally Due from charterers and Accounts payable and accrued expenses) approximate their fair values because of the relatively short maturity of these instruments.

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

Cash and cash equivalents and restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities.  Floating rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.  The Company did not have any Level 3 financial assets or liabilities as of March 31, 2015 and December 31, 2014.

9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Lubricant inventory, fuel oil and diesel oil inventory and other stores	$2,792	$2,530
Prepaid items	1,037	1,068
Insurance receivable	227	217
Other	1,704	1,691
Total	$5,760	$5,506

10 - DEFERRED FINANCING COSTS

Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities and amending existing loan facilities.  These costs are amortized over the life of the related debt and are included as a component of interest expense in the Condensed Consolidated Statements of Operations.  At March 31, 2015 and December 31, 2014, the Company had deferred financing fees associated with the $148 Million Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities.  Borrowings under the $148 Million Credit Facility were used to refinance the Company’s outstanding indebtedness under the 2010 Credit Facility.  As such, on December 31, 2014, the net unamortized deferred financing costs associated with the 2010 Credit Facility were being amortized over the life of the $148 Million Credit Facility.  (Refer to Note 7 — Debt)

Total net deferred financing costs consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
$148 Million Credit Facility	$3,456	$3,233
$22 Million Term Loan Facility	544	529
$44 Million Term Loan Facility	758	758
2014 Term Loan Facilities	1,866	1,853
Total deferred financing costs	6,624	6,373
Less: accumulated amortization	561	295
Total	$6,063	$6,078

Amortization expense of deferred financing costs for the three months ended March 31, 2015 and 2014 was $266 and $188, respectively.

11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$2,274	$3,366
Accrued vessel operating expenses	2,777	2,395
Accrued general and administrative expenses	1,803	555

Total	$6,854	$6,316

12 - FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
Fixed assets, at cost:
Computer equipment	$54	$54
Vessel equipment	132	132
Total cost	186	186
Less: accumulated depreciation	73	66
Total	$113	$120

Depreciation expense for fixed assets for the three months ended March 31, 2015 and 2014 was $7 and $2, respectively.  Refer to Note 3 — Cash Flow Information for information regarding the reclassification from fixed assets to vessel assets during the three months ended March 31, 2014.

13 - REVENUE FROM TIME CHARTERS

Total revenue earned on spot market-related time charters, short-term time charters and in vessel pools, as well as the sale of bunkers consumed during short-term time charters, during the three months ended March 31, 2015 and 2014 was $6,911 and $13,091, respectively.   Future minimum time charter revenue attributable to the Baltic Jaguar and Baltic Leopard, which are committed to noncancelable short-term time charters as of April 27, 2015, is expected to be $261 for the remainder of 2015. Future minimum time charter revenue for the remaining vessels cannot be estimated as these vessels are currently on spot market-related time charters or in vessel pools, and future spot rates cannot be estimated. The spot market-related time charters, short-term time charters and pool arrangements that the Company’s vessels were employed on as of March 31, 2015 have estimated expiration dates that range from May 2015 to April 2016.

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

The following table presents a summary of the Company’s restricted stock awards for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2015	1,941,844	$3.80
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2015	1,941,844	$3.80

The total fair value of shares that vested under the Plan during the three months ended March 31, 2015 and 2014 was $0 and $774, respectively.  The total fair value is calculated as the number of shares vested during the period multiplied by the fair value on the vesting date.

For the three months ended March 31, 2015 and 2014, the Company recognized nonvested stock amortization expense for the Plan, which is included in General, administrative and technical management fees, as follows:

	Three Months Ended March 31,
	2015	2014
General, administrative and technical management fees	$816	$963

The Company is amortizing these grants over the applicable vesting periods, net of anticipated forfeitures.  As of March 31, 2015, unrecognized compensation cost of $4,457 related to nonvested stock will be recognized over a weighted-average period of 3.03 years.

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

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York, styled Erol Sarikaya v. Peter C. Georgiopoulos et al., Index No. 651244/2015, filed on April 15, 2015, voluntarily dismissed, and refiled as Joshua Bourne v. Peter C. Georgiopoulos et al., Index No. 651429/2015, filed on April 28, 2015, Justin Wilson v. Baltic Trading Ltd., et al., Index No. 651241/2015, filed on April 15, 2015, Sangeetha Ganesan v. Baltic Trading Limited et al., Index No. 651279/2015, filed on April 17, 2015, Edward Braunstein v. Peter C. Georgiopoulos et al., Index No. 651368/2015, filed on April 23, 2015, Larry Williams v. Baltic Trading Ltd., et al., Index No. 651371/2015, filed on April 23, 2015, and Larry Goldstein and Bernhard Stomporowski v. John C. Wobensmith et al., Index No. 651407/2015, filed on April 27, 2015. All six complaints purport to be brought by and on behalf of the Company’s shareholders. The plaintiff in each action alleges the proposed merger does not fairly compensate the Company’s shareholders and undervalues the Company. Each lawsuit names as defendants some or all of the Company, Genco, the individual members of the Company’s board, the Company’s and Genco’s President and Genco’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages. The Company does not believe that it is probable that the resolution of these matters will have a material financial reporting consequence.

16 - COMMITMENTS AND CONTINGENCIES

Genco, the Company’s parent, provides the Company with commercial, technical, administrative and strategic services necessary to support the Company’s business pursuant to the Company’s Management Agreement with Genco.  If the Company terminates the agreement without cause, or if Genco terminates the agreement for the Company’s material breach or the Company’s change of control, the Company must make a termination payment to Genco in a single lump sum within 30 days of the termination date.  The termination payment is generally calculated as five times the average annual management fees payable to Genco for the last five completed years of the term of the Management Agreement, or such lesser number of years as may have been completed at the time of termination.  As of March 31, 2015, the termination payment that would be due to Genco is approximately $21,551. Refer to Note 6 — Related Party Transactions for any costs incurred during the three months ended March 31, 2015 and 2014 pursuant to the Management Agreement.

On April 7, 2015, the company entered into a definitive merger agreement with Genco, refer to Note 1 — General Information for further information.

17 - SUBSEQUENT EVENTS

On April 7, 2015, the Company entered into a definitive merger agreement with Genco under which Genco will acquire the Company in a stock-for-stock transaction.  Refer to Note 1 — General information for further information regarding this agreement.

Additionally, on April 7, 2015, the Company entered into an agreement under which Genco acquired the Baltic Lion and Baltic Tiger entities.  This acquisition closed on April 8, 2015.  Refer to Note 1 — General information for further information regarding this agreement.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance.  These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this report are the following: (i) declines in demand or rates in the drybulk shipping industry; (ii) prolonged weakness in drybulk shipping rates; (iii) changes in the supply of or demand for drybulk products, generally or in particular regions; (iv) changes in the supply of drybulk carriers, including newbuilding of vessels or lower than anticipated scrapping of older vessels; (v) changes in rules and regulations applicable to the cargo industry, including, without limitation, legislation adopted by international organizations or by individual countries and actions taken by regulatory authorities; (vi) increases in costs and expenses including but not limited to: crew wages, insurance, provisions, lube oil, bunkers, repairs, maintenance and general, administrative and management fee expenses; (vii) whether our insurance arrangements are adequate; (viii) changes in general domestic and international political conditions; (ix) acts of war, terrorism, or piracy; (x) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs) and unanticipated drydock expenditures; (xi) the amount of offhire time needed to complete repairs on vessels and the timing and amount of any reimbursement by our insurance carriers for insurance claims, including offhire days; (xii) our acquisition or disposition of vessels, (xiii) our ability to leverage Genco’s relationships in the shipping industry; (xiv) the completion of definitive documentation with respect to charters; (xv) charterers’ compliance with the terms of their charters in the current market environment; (xvi) the fulfillment of the closing conditions under, or the execution of additional documentation for, the Company’s agreements to acquire vessels; (xvii) obtaining, completion of definitive documentation for, and funding of financing for the vessel acquisitions on acceptable terms; and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and subsequent reports on Form 8-K and Form 10-Q.  Our ability to pay dividends in any period will depend upon various factors, including the limitations under any credit agreements to which we may be a party to, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following management’s discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this Form 10-Q.

General

We are a New York City-based company incorporated in October 2009 in the Marshall Islands to conduct a shipping business focused on the drybulk industry spot market.  We were formed by Genco Shipping & Trading Limited (“Genco”), an international drybulk shipping company that also serves as our Manager.  Our fleet currently consists of two Capesize vessels, two Ultramax vessels, four Supramax vessels and five Handysize vessels with an aggregate carrying capacity of approximately 863,000 dwt and the average age of our fleet is currently 4.6 years, as compared to the average age for the world fleet of approximately 9 years for the drybulk shipping segments in which we compete. After the expected delivery of the remaining two Ultramax vessels that we have agreed to acquire, we will own 15 drybulk vessels, consisting of two Capesize vessels, four Ultramax vessels, four Supramax vessels and five Handysize vessels with a total carrying capacity of approximately 991,000 dwt.  Our fleet contains five groups of sister ships, which are vessels of virtually identical sizes and specifications. We believe that maintaining a fleet that includes sister ships reduces costs by creating economies of scale in the maintenance, supply and crewing of our vessels.

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same purchase price, which we exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the $148 Million Credit Facility, to finance the acquisition of these two Ultramax newbuilding drybulk vessels.  If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including dispositions of assets.

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

On April 7, 2015, we entered into a definitive merger agreement with Genco under which Genco will acquire us in a stock-for-stock transaction.  Under the terms of the agreement, we will become an indirect wholly-owned subsidiary of Genco, and our shareholders (other than Genco and its subsidiaries) will receive 0.216 shares of Genco common stock for each share of our common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, Genco shareholders are expected to own approximately 84.5% of the combined company, and our shareholders (other than Genco and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of our Class B stock (all of which are owned by Genco) will be canceled in the merger.  Genco expects to have it stock listed on the New York Stock Exchange upon consummation of the transaction.

Our Board of Directors and Genco’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  Our Board of Directors and Genco’s Board of Directors approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of our shareholders and Genco’s shareholders.  The merger is also subject to consents under our existing credit facilities from our lenders.

Additionally, on April 7, 2015, we entered into an agreement under which Genco acquired all of the shares of two single-purpose entities that were wholly owned by us, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by Genco and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date.  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet. Through the transactions, which closed on April 8, 2015, Genco acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.

Refer to pages 24 - 25 for a table of all vessels that have been or are expected to be delivered to us.

Our operations are managed under the supervision of our Board of Directors, by Genco as our Manager.  We entered into a long-term management agreement (the “Management Agreement”) pursuant to which our Manager and its affiliates apply their expertise and experience in the drybulk industry to provide us with commercial, technical, administrative and strategic services.  The Management Agreement is for an initial term of approximately fifteen years and will automatically renew for additional five-year periods unless terminated in accordance with its terms.  We pay our Manager fees for the services it provides us as well as reimburse our Manager for its costs and expenses incurred in providing certain of these services.

Factors Affecting Our Results of Operations

We believe that the following table reflects important measures for analyzing trends in our results of operations.  The table reflects our ownership days, available days, operating days, fleet utilization, Time Charter Equivalent (“TCE”) rates and daily vessel operating expenses for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
Fleet Data:
Ownership days (1)
Capesize	360.0	360.0	—	—
Ultramax	178.9	—	178.9	100.0%
Supramax	360.0	360.0	—	—
Handysize	450.0	450.0	—	—

Total	1,348.9	1,170.0	178.9	15.3%

Available days (2)
Capesize	360.0	360.0	—	—
Ultramax	174.5	—	174.5	100.0%
Supramax	328.7	321.0	7.7	2.4%
Handysize	426.2	432.5	(6.3)	(1.5)%

Total	1,289.4	1,113.5	175.9	15.8%

Operating days (3)
Capesize	357.4	360.0	(2.6)	(0.7)%
Ultramax	174.5	—	174.5	100.0%
Supramax	327.2	316.7	10.5	3.3%
Handysize	426.2	431.4	(5.2)	(1.2)%
Total	1,285.3	1,108.1	177.2	16.0%

Fleet utilization (4)
Capesize	99.3%	100.0%	(0.7)%	(0.7)%
Ultramax	100.0%	—	100.0%	100.0%
Supramax	99.5%	98.6%	0.9%	0.9%
Handysize	100.0%	99.7%	0.3%	0.3%

Fleet average	99.7%	99.5%	0.2%	0.2%

Average Daily Results: (U.S. dollars)
Time Charter Equivalent (5)
Capesize	$4,369	$15,848	$(11,479)	(72.4)%
Ultramax	6,283	—	6,283	100.0%
Supramax	4,489	8,685	(4,196)	(48.3)%
Handysize	5,224	9,272	(4,048)	(43.7)%

Fleet average	4,941	11,229	(6,288)	(56.0)%

Daily vessel operating expenses (6)
Capesize	$5,425	$5,223	$202	3.9%
Ultramax	4,464	—	4,464	100.0%
Supramax	5,022	6,527	(1,505)	(23.1)%
Handysize	4,505	5,157	(652)	(12.6)%

Fleet average	4,883	5,599	(716)	(12.8)%

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

	For the Three Months Ended March 31,
	2015	2014

Voyage revenues (in thousands)	$6,911	$13,091
Voyage expenses (in thousands)	452	420
Voyage expenses to Parent (in thousands)	87	168
	$6,372	$12,503
Total available days	1,289.4	1,113.5
Total TCE rate	$4,941	$11,229

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

Operating Data

The following discusses our financial results for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	(U.S. dollars in thousands, except for per share amounts)
Revenues	$6,911	$13,091	$(6,180)	(47.2)%

Operating Expenses:
Voyage expenses	452	420	32	7.6%
Voyage expenses to Parent	87	168	(81)	(48.2)%
Vessel operating expenses	6,587	6,551	36	0.5%
General, administrative and technical management fees	2,818	1,972	846	42.9%
Management fees to Parent	1,012	878	134	15.3%
Depreciation and amortization	5,631	5,103	528	10.3%
Impairment on vessel assets	30,730	—	30,730	100.0%

Total operating expenses	47,317	15,092	32,225	213.5%

Operating loss	(40,406)	(2,001)	(38,405)	(1,919.3)%
Other expense	(1,941)	(1,520)	(421)	27.7%

Loss before income taxes	(42,347)	(3,521)	(38,826)	1,102.7%
Income tax expense	(23)	(12)	(11)	91.7%
Net loss	$(42,370)	$(3,533)	$(38,837)	1,099.3%
Net loss per share of common and Class B Stock:
Net loss per share - basic	$(0.75)	$(0.06)	$(0.69)	1,150.0%
Net loss per share - diluted	$(0.75)	$(0.06)	$(0.69)	1,150.0%
Dividends declared and paid per share	$—	$0.03	$(0.03)	(100.0)%

EBITDA (1)	$(34,765)	$3,082	$(37,847)	(1,228.0)%

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

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(42,370)	$(3,533)
Net interest expense	1,951	1,500
Income tax expense	23	12
Depreciation and amortization	5,631	5,103

EBITDA (1)	$(34,765)	$3,082

Results of Operations

Our revenues consist primarily of charterhire.  Our ongoing cash expenses consist of fees and reimbursements under our Management Agreement and other expenses directly related to the operation of our vessels and certain administrative expenses.  We do not expect to have any income tax liabilities in the Marshall Islands but may be subject to tax in the United States on revenues derived from voyages that either begin or end in the United States

The following table reflects the current employment of our current fleet as well as information on vessels expected to join our fleet as of May 8, 2015:

	Year		Charter	Employment	Expected
Vessel	Built	Charterer	Expiration(1)	Structure	Delivery(2)

Capesize Vessels
Baltic Bear	2010	Swissmarine Services S.A.	April 2016	102.5% of BCI (3)
Baltic Wolf	2010	Swissmarine Services S.A.	November 2015	101.5% of BCI (4)
Ultramax Vessels
Baltic Hornet	2014	Swissmarine Asia Pte. Ltd.	November 2015	115.5% of BSI (5)
Baltic Wasp	2015	Pioneer Navigation Ltd.	December 2015	115% of BSI (6)
Baltic Scorpion	2015	TBD	TBD	TBD	Q2 2015
Baltic Mantis	2015	TBD	TBD	TBD	Q3 2015
Supramax Vessels
Baltic Leopard	2009	Western Bulk Pte. Ltd.	August 2015	$7,000 (7)
Baltic Panther	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool (8)
Baltic Jaguar	2009	Harmony Innovation Shipping Ltd.	June 2015	$6,500 (9)
Baltic Cougar	2009	Bulkhandling Handymax A/S	August 2015	Spot Pool (8)
Handysize Vessels
Baltic Wind	2009	Trammo Bulk Carriers	January 2016	107% of BHSI (10)
Baltic Cove	2010	Trammo Bulk Carriers	May 2015	106% of BHSI (11)
Baltic Breeze	2010	Clipper Bulk Shipping Ltd.	July 2015	103.5% of BHSI (12)
Baltic Fox	2010	Clipper Logger Pool	November 2015	Spot Pool (13)
Baltic Hare	2009	Clipper Logger Pool	November 2015	Spot Pool (13)

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

(3)         We have agreed to an extension with Swissmarine Services S.A. on a spot market-related time charter for 11 to 13.5 months based on 102.5% of the average of the daily rates of the Baltic Capesize Index (BCI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid in arrears net of a 5.75% brokerage commission, which includes the 1.25% commission payable to Genco.  The extension began on May 1, 2015 after the vessel exited drydocking for scheduled maintenance.

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

(5)         We have reached an agreement with Swissmarine Asia Pte. Ltd. on a spot market-related time charter for 12 to 15 months based on 115.5% of the average of the daily rates of the Baltic Supramax Index (BSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel delivered to charterers on November 1, 2014.

(6)         We have reached an agreement with Pioneer Navigation Ltd. on a spot market-related time charter for 11.5 to 14.5 months based on 115% of the average of the daily rates of the BSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on January 6, 2015.

(7)         We have reached an agreement with Western Bulk Pte. Ltd. on a time charter for 3.5 to 7.5 months at a rate of $7,000 per day except for the initial 40 days of the time charter in which the hire rate is $5,000 per day. Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel is expected to deliver to charterers on or about May 9, 2015 after repositioning. The vessel redelivered to Baltic Trading on May 4, 2015.

(8)         We have reached an agreement to enter these vessels into the Bulkhandling Handymax A/S Pool, a vessel pool trading in the spot market of which Torvald Klaveness acts as the pool manager. Baltic Trading can withdraw a vessel with three months’ notice.

(9)         We have reached an agreement with Harmony Innovation Shipping Ltd. on a time charter for approximately 25 days at a rate of $6,500 per day. Hire is paid every 15 days in advance less a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco. The vessel is expected to deliver to charterers on or about May 9, 2015 after repositioning. The vessel redelivered to Baltic Trading on May 4, 2015.

(10)  We have reached an agreement with Trammo Bulk Carriers on a spot-market related time charter for 15.5 to 19.5 months based on 107% of the average of the daily rates of the Baltic Handysize Index (BHSI), published by the Baltic Exchange, as reflected in daily reports.  Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The vessel delivered to charterers on October 3, 2014.

(11)  We have reached an agreement with Trammo Bulk Carriers on a spot market-related time charter for a minimum of 10.5 months based on 106% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.

(12)  We have reached an agreement with Clipper Bulk Shipping Ltd. on a spot-market related time charter based on 103.5% of the average of the daily rates of the BHSI, as reflected in daily reports. Hire is paid every 15 days in arrears net of a 6.25% brokerage commission, which includes the 1.25% commission payable to Genco.  The minimum and maximum expiration dates of the time charter are July 17, 2015 and October 1, 2015, respectively. The vessel delivered to charterers on November 7, 2014.

(13)  We have reached an agreement to enter these vessels into the Clipper Logger Pool, a vessel pool trading in the spot market of which Clipper Group acts as the pool manager.  Baltic Trading can withdraw the vessels with a minimum notice of six months.

Three months ended March 31, 2015 and 2014

VOYAGE REVENUES-

For the three months ended March 31, 2015 and 2014, voyage revenues were $6,911 and $13,091, respectively.  The $6,180 decrease in voyage revenues was primarily due to lower rates achieved by our vessels partially offset by the increase in the size of our fleet during the first quarter of 2015 as compared to the first quarter of 2014.

The average TCE rate of our fleet was $4,941 a day for the three months ended March 31, 2015 as compared to $11,229 for the three months ended March 31, 2014.  The decrease was primarily due to lower spot market rates achieved by the vessels in our fleet during the first quarter of 2015 as compared to the first quarter of 2014.  During the first quarter of 2015, excess vessel supply continued to weigh on the drybulk market. Several other factors also contributed towards a weakened rate environment across all vessel classes. Destocking of iron ore inventories at Chinese ports and coal inventories at Chinese power plants, along with seasonally reduced iron ore exports out of Brazil, adversely affected the earnings of Capesize vessels.  Furthermore, the sustained Indonesian mineral ore export ban, a decline in steel output, and reduced coal demand all contributed to negatively impact freight rates. Weakened earnings along with strong scrap prices did, however, result in a record pace of demolitions, noticeably reducing net fleet growth for the first quarter of 2015.

For the three months ended March 31, 2015 and 2014, we had 1,348.9 and 1,170.0 ownership days, respectively.  The increase in ownership days is due to the delivery of the Baltic Hornet and Baltic Wasp during the fourth quarter of 2014 and first quarter of 2015, respectively. Fleet utilization increased to 99.7% during the first quarter of 2015 as compared to 99.5% during the first quarter of 2014 primarily due to additional offhire periods during the first quarter of 2014 for some of our Supramax vessels.

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

For the three months ended March 31, 2015 and 2014, voyage expenses were $452 and $420, respectively.  The increase is primarily due to an increase in bunker losses based on the difference between the cost of bunker fuel delivered by the terminating charterer and the bunker fuel sold to the new charterer as a result of the decrease in bunker prices.  These increases were partially offset by a decrease in third-party broker commissions as a result of the decrease in voyage revenue earned during the first quarter of 2015 as compared to the first quarter of 2014.

VOYAGE EXPENSES TO PARENT-

Voyage expenses to Parent decreased by $81 to $87 during three months ended March 31, 2015 as compared to $168 during the three months ended March 31, 2014. This amount represents the commercial service fee equal to 1.25% of gross charter revenues generated by each vessel due to Genco pursuant to the Management Agreement. The decrease is primarily a result of the decrease in voyage revenue due to lower spot market rates achieved by our vessels partially offset by the increase in the size of our fleet during the first quarter of 2015 as compared to the first quarter of 2014.

VESSEL OPERATING EXPENSES-

Vessel operating expenses increased marginally by $36 to $6,587 during the three months ended March 31, 2015 as compared to $6,551 during the three months ended March 31, 2014.  This increase was primarily due to a larger fleet as a result of the delivery of two vessels during the fourth quarter of 2014 and first quarter of 2015, partially offset by lower maintenance related expenses.

Daily vessel operating expenses decreased to $4,883 per vessel per day during the three months ended March 31, 2015 from $5,599 per vessel per day during the three months ended March 31, 2014.  The decrease in daily vessel operating expenses is primarily due to lower maintenance related expenses.  Our actual daily vessel operating expenses per vessel for the three months ended March 31, 2015 were $617 below the budgeted rate of $5,500 per vessel per day.   After the sale of the Baltic Lion and Baltic Tiger to Genco on April 8, 2015, the budgeted daily vessel operating expenses per day will decrease from $5,500 to $5,450. The Company believes daily vessel operating expense are best measured for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in its fleet will incur over a full year of operations.

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

GENERAL, ADMINISTRATIVE AND TECHNICAL MANAGEMENT FEES-

For the three months ended March 31, 2015 and 2014, general, administrative and technical management fees increased to $2,818 from $1,972, respectively.   The increase was primarily due to an increase in legal expenses related to costs incurred related to the merger agreement entered into with Genco.  We incur management fees to third-party technical management companies for the day-to-day management of our vessels, including performing routine maintenance, attending to vessel operations and arranging for crews and supplies.  Management fees increased due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the delivery of the Baltic Wasp during the first quarter of 2015.

MANAGEMENT FEES TO PARENT-

Management fees to Parent for the three months ended March 31, 2015 and 2014 increased to $1,012 from $878, respectively.  The increase was due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the delivery of the Baltic Wasp during the first quarter of 2015.  This amount represents the technical services fees of $750 per vessel per day payable to Genco pursuant to the Management Agreement.

DEPRECIATION AND AMORTIZATION -

Depreciation and amortization expense increased to $5,631 during the three months ended March 31, 2015 from $5,103 during the three months ended March 31, 2014 due to the delivery of the Baltic Hornet during the fourth quarter of 2014 and the Baltic Wasp during the first quarter of 2015.  These increases were slightly offset by a decrease in depreciation expense due to the increase in the estimated scrap value of the vessels from $245 per lwt to $310 per lwt which was effective July 9, 2014.  Refer to Note 2 — Summary of Significant Account Policies in our condensed consolidated financial statements for further information regarding the change in the scrap value of the vessels.

IMPAIRMENT OF VESSEL ASSETS -

During the three months ended March 31, 2015, we recorded $30,730 of Impairment of vessel assets. The Company determined that the sale of Baltic Trading’s vessels, the Baltic Lion and Baltic Tiger, was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet., Therefore, the time utilized to determine the recoverability of the carrying value of the assets was significantly reduced and the estimated undiscounted future cash flows to these vessels would not exceed the carrying value of each vessel.  For this reason, the Company recorded an impairment charge for these vessels.  Refer to Note 1 — General information in our Condensed Consolidated Financial Statements for further information.  There was no Impairment of vessel assets during the three months ended March 31, 2014.

OTHER (EXPENSE) INCOME-

NET INTEREST EXPENSE-

For the three months ended March 31, 2015 and 2014, net interest expense was $1,951 and $1,500, respectively.  The increase in net interest expense is primarily due to the interest expense and the amortization of deferred financing fees associated with the 2014 Term Loan Facility, which was entered into effective October 8, 2014.  Additionally, there was an increase in net interest expense related to the $148 Million Credit Facility, which was utilized to refinance the outstanding debt under the 2010 Credit Facility, due to additional drawdowns of debt totaling $12,750 in excess of the outstanding refinanced indebtedness during the first quarter of 2015. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further information.

INCOME TAX EXPENSE-

For the three months ended March 31, 2015 and 2014, income tax expense was $23 and $12, respectively.  During the three months ended March 31, 2015, we had United States operations which resulted in United States source income of $587, which resulted in income tax expense of $23.  During the three months ended March 31, 2014, we had Unites States operations which resulted in United States source income of $284, which resulted in income tax expense of $12.

Liquidity and Capital Resources

Our primary initial sources of capital were the capital contribution made by Genco, through Genco Investments LLC, of $75 million for 5,699,088 shares of our Class B stock and the net proceeds from the IPO, which was approximately $210.4 million as described hereunder.  We have also made borrowings to date under our 2010 Credit Facility (which was refinanced with the $148 Million Credit Facility, see below), $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2014 Term Loan Facilities.  We may consider debt and equity financing alternatives from time to time.  However, if market conditions are negative, we may be unable to raise additional equity capital or debt financing on acceptable terms or at all.  As a result, we may be unable to pursue acquisition opportunities to expand our business.

Given the negative impact of the current weak drybulk rate environment on our earnings, we face potential liquidity and covenant compliance issues.  Our credit facilities require us to maintain a minimum cash balance of $11.3 million as measured at each quarter-end.  In light of our requirements to fund our ongoing operations and acquisitions and make payments under our credit facilities, our current cash reserves, and current drybulk shipping rates, we believe that without taking measures that are available to us, we may not remain in compliance with our minimum cash covenants under our credit facilities during 2015, notwithstanding the sale of the Baltic Lion and the Tiger pursuant to the Stock Purchase Agreement. To address our compliance, we may seek waivers or modifications to our credit agreements from our lenders, which may be unavailable or subject to conditions, or we may pursue one or more financing options described below.

Given the foregoing, we may require capital to fund ongoing operations, acquisitions (including the two Ultramax newbuildings we have agreed to acquire), and debt service.  We may also seek to refinance our indebtedness or raise additional capital through selling assets (including vessels), reducing or delaying capital expenditures, or pursuing other options available to us which may include equity or debt offerings if Genco’s acquisition of us under the definitive merger agreement is not consummated.  We cannot be certain that we will accomplish any such actions.

Given the recent downward trend in vessel values, we believe we may not meet the minimum threshold under the collateral maintenance covenant in one or more of our credit facilities when new vessel valuations are required on or around June 30, 2015.  To remedy this, we may prepay a portion of our indebtedness, seek waivers or modifications to our credit agreements (which may be unavailable or subject to conditions), or take other actions available to us.  If we fail to remedy any shortfall under our collateral maintenance covenants and are found to be in default, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Absent any of the foregoing actions, if we do not comply with our credit facility covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we will be in default of one or more of our credit facilities.  As a result, some or all of our indebtedness could be declared immediately due and payable, and we may not have sufficient assets available to satisfy our obligations.  Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs.  We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all.  We therefore could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

On April 7, 2015, we entered into a definitive merger agreement with Genco under which Genco will acquire us in a stock-for-stock transaction.  Under the terms of the agreement, we will become an indirect wholly-owned subsidiary of Genco, and our shareholders (other than Genco and its subsidiaries) will receive 0.216 shares of Genco common stock for each share of our common stock they own at closing, with fractional shares to be settled in cash.  Upon consummation of the transaction, Genco shareholders are expected to own approximately 84.5% of the combined company, and our shareholders (other than Genco and its subsidiaries) are expected to own approximately 15.5% of the combined company.  Shares of our Class B stock (all of which are owned by Genco) will be canceled in the merger.  Genco expects to have it stock listed on the New York Stock Exchange upon consummation of the transaction.

Our Board of Directors and Genco’s Board of Directors established independent special committees to review the transaction and negotiate the terms on behalf of their respective companies.  Both independent special committees unanimously approved the transaction.  Our Board of Directors and Genco’s Board of Directors approved the merger by unanimous vote of directors present and voting, with Peter C. Georgiopoulos, Chairman of the Board of each company, recused for the vote.  Approval of the merger is subject to a vote of our shareholders and Genco’s shareholders.

Additionally, on April 7, 2015, we entered into an agreement under which Genco acquired all of the shares of two single-purpose entities that were wholly owned by us, each of which owns one Capesize drybulk vessel, for an aggregate purchase price of $68,500, subject to reduction for $40,563 of outstanding first-mortgage debt of such single-purpose entities that is to be guaranteed by Genco and an adjustment for the difference between such single-purpose entities’ current assets and total liabilities as of the closing date.  At March 31, 2015, the Company determined that the sale of the Baltic Lion and Baltic Tiger were more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen its balance sheet.  Through the transactions, which closed on April 8, 2015, Genco acquired the vessels known as the Baltic Lion and the Baltic Tiger. The independent special committees of both companies’ Boards of Directors reviewed and approved this transaction.  A portion of the proceeds from this transaction have been used for general corporate purposes.

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

On December 31, 2014, we entered into the $148 Million Credit Facility. The $148 Million Credit Facility is comprised of

$115,000 revolving credit facility and $33,000 term loan facility. Borrowings under the revolving credit facility will be used to refinance our outstanding indebtedness under the 2010 Baltic Trading Credit Facility. On January 7, 2015, we drew down $104,500 on the revolving credit facility of the $148 Million Credit Facility, $102,250 of which was used to pay down the indebtedness outstanding under the 2010 Credit Facility. On February 27, 2015, we drew down an additional $10,500 which reduced the availability under the revolving credit facility to $0.  Amounts borrowed under the revolving credit facility of the $148 Million Credit Facility may be re-borrowed. Borrowings under the term loan facility of the $148 Million Credit Facility may be incurred pursuant to two single term loans in an amount of $16,500 each that will be used to finance, in part, the purchase of two newbuilding Ultramax vessels that we have agreed to acquire, namely the Baltic Scorpion and Baltic Mantis. Amounts borrowed under the term loan facility of the

$148 Million Credit Facility may not be re-borrowed.

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

As of March 31, 2015, we believe we are in compliance with all of the financial covenants under the $148 Million Credit Facility.

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

On September 4, 2013, Baltic Hare Limited and Baltic Fox Limited made drawdowns of $10,730 and $11,270 for the Baltic Hare and Baltic Fox, respectively. As of March 31, 2015, we have utilized our maximum borrowing capacity of $22,000, and there is no availability under this facility. At March 31, 2015, the total outstanding debt balance was $19,750.

As of March 31, 2015, we believe we are in compliance with all of the financial covenants under the $22 Million Term Loan Facility.

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

On December 23, 2013, Baltic Tiger Limited and Baltic Lion Limited made drawdowns of $21,400 and $22,600 for the Baltic Tiger and Baltic Lion, respectively. As of March 31, 2015, we have utilized our maximum borrowing capacity of $44,000 and there is no further availability. At March 31, 2015, the total outstanding debt balance was $40,563.  The outstanding debt under the $44 Million Term Loan Facility has been assumed by Genco effective April 8, 2015 upon the closing of the purchase of the Baltic Lion and Baltic Tiger by Genco.

As of March 31, 2015, we believe we are in compliance with all of the financial covenants under the $44 Million Term Loan Facility.

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

On November 13, 2013, we entered into agreements to purchase up to four 64,000 dwt Ultramax newbuilding drybulk vessels from Yangfan Group Co., Ltd. for a purchase price of $28,000 per vessel, or up to $112,000 in the aggregate. We agreed to purchase two such vessels, to be renamed the Baltic Hornet and Baltic Wasp, and obtained an option to purchase up to two additional such vessels for the same price, which we exercised on January 8, 2014. These vessels are to be renamed the Baltic Mantis and the Baltic Scorpion. The purchases are subject to completion of customary additional documentation and closing conditions. The first of these vessels, the Baltic Hornet, was delivered on October 29, 2014.  The Baltic Wasp was delivered on January 2, 2015.  The Baltic Scorpion and the Baltic Mantis are expected to be delivered to us during the second and third quarters of 2015, respectively. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the $148 Million Credit Facility, to finance the acquisition of these two Ultramax newbuilding drybulk vessels. If we are unable to obtain such debt or equity financing to fund the vessels, we may pursue alternatives, including dispositions of assets.

Our dividend policy will also impact our future liquidity position. We currently intend to pay a variable quarterly dividend equal to our Cash Available for Distribution from the previous quarter (refer to “Dividend Policy” below), subject to any reserves the Board of Directors may from time to time determine are required. These reserves may cover, among other things, drydocking, repairs, claims, liabilities and other obligations, debt amortization, acquisitions of additional assets and working capital.  Currently, pursuant to the merger agreement with Genco, we are prohibited from paying dividends.

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

The following table illustrates the calculation of Cash Available for Distribution (non-cash adjustments we may disregard are not included):

Net Income (Loss)
Less Fleet Related Capital Maintenance Expenditures
Plus Non-Cash Compensation

Cash Available for Distribution

As a result of the current market conditions, the application of our dividend policy did not result in a dividend for the first quarter of 2015 and our Board of Directors did not declare a dividend for the three months ended March 31, 2015.  Moreover, under the terms of our merger agreement with Genco, we are currently prohibited from paying dividends.

The following table summarizes the dividends declared based on the results of each fiscal quarter:

	Dividend per share	Declaration date
FISCAL YEAR ENDING DECEMBER 31, 2015
1st Quarter	$—	—
FISCAL YEAR ENDED DECEMBER 31, 2014
4th Quarter	$—	—
3rd Quarter	$0.01	11/4/2014
2nd Quarter	$0.01	7/29/2014
1st Quarter	$0.01	5/5/2014

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2015 was $412 compared to net cash provided by operating activities of $1,422 for the three months ended March 31, 2014. The $1,834 change in cash provided by operating activities was a result of the following factors: excluding the non-cash impairment of vessel assets of $30,730, the Company recorded a net loss in the amount of $11,640 for the three months ended March 31, 2015 compared to a net loss of $3,533 for the three months ended March 31, 2014. As a result of the increase in the size of our fleet, included in the net loss was an increase in depreciation of $528 for the three months ended March 31, 2015 compared to the prior year period. The change in accounts receivable balances year-over-year resulted in an additional $1,053 of operating cash due to the timing of payments received from charterers. Additionally, the change in prepaid expenses and other current assets and the change in accounts payable balances resulted in increases in operating cash of $1,863 and $1,494, respectively.  Furthermore, there was a $1,166 decrease in deferred drydocking costs incurred during the three months ended March 31, 2015 compared to the prior year period.

Net cash used in investing activities for the three months ended March 31, 2015 was $3,934 and primarily related to the purchase of vessels, including deposits made and the release of deposits held in escrow reflected as restricted cash for our newbuilding Ultramax vessels.  For the three months ended March 31, 2014, net cash used in investing activities was $17,173 and predominantly related to deposits made for our newbuilding Ultramax vessels.

Net cash provided by financing activities for the three months ended March 31, 2015 was $9,468 as compared to net cash used in financing activities of $2,981 for the three months ended March 31, 2014. Net cash provided by financing activities during the three months of 2015 was due to $115,000 of proceeds from the $148 Million Credit Facility. This was primarily offset by the following uses of cash: $102,250 repayment of debt under our 2010 Baltic Trading Credit Facility, $687 repayment of debt under our $44 Million Term Loan Facility and $375 repayment of debt under our $22 Million Term Loan Facility. Net cash used in financing activities for the three months ended March 31, 2014 mainly consisted of $1,726 in dividends paid, a $687 repayment of debt under our $44 Million Term Loan Facility and a $375 repayment of debt under our $22 Million Term Loan Facility.

Contractual Obligations

The following table sets forth our contractual obligations and their maturity dates as of March 31, 2015. The table reflects the agreements to acquire the remaining two newbuilding Ultramax drybulk vessels from Yangfan Group Co., Ltd. for an aggregate purchase price of $56,000. We plan to finance these acquisitions with a combination of cash on hand, future cash flow from operations, as well as debt or equity financing, including the $148 Million Credit Facility, as discussed above under “Liquidity and Capital Resources.” This table also incorporates sales and purchase fees payable to Genco pursuant to the Management Agreement which is equivalent to 1% of the gross purchase or sale price of any vessel acquisitions or disposals due upon the consummation of any purchase or sale of one of our vessels. The interest and borrowing fees in the table incorporate the unused fees and interest expense related to the $148 Million Credit Facility, the $22 Million Term Loan Facility, and the 2014 Term Loan Facilities, as well as other fees associated with these facilities. The interest and borrowing fees in the table also incorporate the interest expense related to the $44 Million Term Loan Facility up to April 8, 2015 as Genco became the guarantor of the outstanding debt under this facility when it acquired the entities owning the Baltic Lion and Baltic Tiger on April 8, 2015. As such, the credit agreement payments in the table also exclude the outstanding indebtedness under the $44 Million Term Loan Facility. Refer to Note 7 — Debt in our Condensed Consolidated Financial Statements for further information regarding the terms of the $148 Million Credit Facility, the $22 Million Term Loan Facility, the $44 Million Term Loan Facility and the 2014 Term Loan Facilities.

	Total	Less Than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Credit Agreements	$167,900	$10,547	$28,100	$109,234	$20,019
Interest and borrowing fees	23,122	4,175	9,578	7,567	1,802
Remainder of purchase price of vessels (2)	39,200	39,200	—	—	—
Sales and purchase fees (2)	560	560	—	—	—
Total	$230,782	$54,482	$37,678	$116,801	$21,821

(1)         Represents the nine-month period ending December 31, 2015.

(2)         The timing of this obligation is based on the estimated delivery dates for the Baltic Scorpion and Baltic Mantis.

Interest expense has been estimated using 0.28% plus the applicable margin for the $148 Million Credit Facility of 3.00%.  Additionally, interest expense has been estimated using 0.28% plus the applicable margin of 2.50% for the 2014 Term Loan Facilities.  Lastly, for the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, interest expense has been estimated using 0.28% plus the applicable margin of 3.35%.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our fleet currently consists of two Capesize drybulk carriers, two Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. After the expected delivery of the remaining two Ultramax vessels that we have agreed to acquire, we will own 15 drybulk vessels, consisting of two Capesize drybulk carriers, four Ultramax drybulk carriers, four Supramax drybulk carriers and five Handysize drybulk carriers. We intend to use a combination of cash on hand, future cash flow from operations as well as debt or equity financing, including the $148 Million Credit facility, to fully finance the acquisition of these two Ultramax newbuilding drybulk vessels.

In addition to acquisitions that we may undertake in future periods, we will incur additional capital expenditures due to special surveys and drydockings for our fleet. As previously announced, we have initiated a fuel efficiency upgrade program for certain of our vessels. We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The upgrades have been successfully installed on five of our vessels, the Baltic Cougar, the Baltic Panther, the Baltic Leopard, the Baltic Jaguar and the Baltic Wind, which completed their planned drydockings during the first half of 2014.  The cost of the upgrades, which will be performed under the planned drydocking schedule for two of our Capesize vessels, is expected to be approximately $500 per vessel and is included in our estimated drydocking costs below.

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

We estimate our drydocking costs, including capitalized costs incurred during drydocking related to vessels assets and vessel equipment, and scheduled off-hire days for our fleet through 2016 to be:

Year	Estimated Drydocking Cost	Estimated Off-hire Days
	(U.S. dollars in millions)

2015 (April 1 — December 31, 2015)	$4.0	80
2016	$—	—

The costs reflected are estimates based on drydocking our vessels in China.  Actual costs will vary based on various factors, including where the drydockings are actually performed.  We expect to fund these costs with cash from operations.  These costs do not include drydock expense items that are reflected in vessel operating expenses, including the write-off of any steel that is replaced during drydocking.  Additionally, these costs do not include the cost of ballast water treatment systems as noted above.

We estimate that each drydock will result in 20 days of off-hire.  Actual length will vary based on the condition of the vessel, yard schedules and other factors.  Higher repairs and maintenance expenses during drydocking for vessels which are over 15 years old typically result in a higher number of off-hire days depending on the condition of the vessel.

We incurred drydocking costs of $508 and $1,674 during the three months ended March 31, 2015 and 2014, excluding costs incurred during drydocking that were capitalized to vessels assets or vessel equipment.

One of our vessels was drydocked during the three months ended March 31, 2015.  The Baltic Fox completed drydocking during the first quarter of 2015 and was on planned offhire for 23.8 days in connection with the scheduled drydocking.  We estimate that four of our vessels will be drydocked during the remainder of 2015 and none of our vessels will be drydocked during 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes or updates to the critical accounting policies as disclosed in the 2014 10-K, as amended.

Vessels and Depreciation

We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our drybulk vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from the date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  Effective July 9, 2014, upon Genco’s emergence from bankruptcy, we increased the estimated scrap value of the vessels from $245/lwt to $310/lwt prospectively based on the 15-year average scrap value of steel.  This increase in the residual value of the vessels will decrease the annual depreciation charge over the remaining useful life of the vessels.  During the three months ended March 31, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of approximately $142.  Similarly, an increase in the useful life of a drybulk vessel would also decrease the annual depreciation charge.  Comparatively, a decrease in the useful life of a drybulk vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed in the 2014 10-K, as amended. At March 31, 2015, we determined that the sale of the Baltic Lion and Baltic Tiger was more likely than not based on Baltic Trading’s expressed consideration to divest of those vessels to increase its liquidity position and strengthen our balance sheet. Therefore, the time utilized to determine the recoverability of the carrying value of the vessel assets was significantly reduced.  On April 8, 2015, we entered into an agreement with Genco to sell the Baltic Lion and Baltic Tiger for an aggregate purchase price of $68,500, not including commission.  During the three months ended March 31, 2015, we have recorded an impairment loss related to these vessel assets of $30,730 as it was determined that the estimated undiscounted future cash flows attributable to these vessels would not exceed the carrying value.  Refer to Note 2 — Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements for further information.

Pursuant to our $148 Million Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2014 Term Loan Facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under these Facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our $148 Million Credit Facility (as of March 31, 2015), 2010 Credit Facility (as of December 31, 2014), $22 Million Term Loan Facility, $44 Million Term Loan Facility and 2014 Term Loan Facilities at March 31, 2015 and December 31, 2014.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2015 and December 31, 2014.  Please note that the carrying value of the Baltic Lion and Baltic Tiger at March 31, 2015 reflects the impairment loss recorded for these vessels.

At March 31, 2015, the vessel valuations of all of our vessels for covenant compliance purposes as of the most recent compliance testing date, with the exception of the Baltic Lion and Baltic Tiger, were lower than their carrying values at March 31, 2015. At December 31, 2014, the vessel valuations for all of our vessels for covenant compliance purposes as of the most recent compliance testing date were lower than their carrying values at December 31, 2014.  The most recent compliance testing dates as of March 31, 2015 and December 31, 2014 was December 31, 2014 for the $148 Million Credit Facility / 2010 Credit Facility, $22 Million Term Loan Facility, $44 Million Term Loan Facility and the 2014 Term Loan Facilities.

The amount by which the carrying value at March 31, 2015 of all the vessels in our fleet, with the exception of the Baltic Lion and Baltic Tiger, exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.3 million to $21.6 million per vessel, and $129.8 million on an aggregate fleet basis. The amount by which the carrying value at December 31, 2014 of all the vessels in our fleet exceeded the valuation of such vessels for covenant compliance purposes ranged, on an individual vessel basis, from $1.5 million to $22.0 million per vessel, and $141.7 million on an aggregate fleet basis. The average amount by which the carrying value of these vessels exceeded the valuation of such vessels for covenant compliance purposes was $10.1 million as of March 31, 2015 and $10.1 million as of December 31, 2014. However, neither such valuation nor the carrying value in the table below reflects the value of time charters related to some of our vessels.

			Carrying Value (U.S. Dollars in Thousands) as of
Vessels	Year Built	Year Acquired	March 31, 2015	December 31, 2014

$ 148 Million Credit Facility / 2010 Credit Facility
Baltic Leopard	2009	2009	$29,139	$29,472
Baltic Panther	2009	2010	29,216	29,549
Baltic Cougar	2009	2010	29,361	29,694
Baltic Jaguar	2009	2010	29,298	29,629
Baltic Bear	2010	2010	61,322	61,750
Baltic Wolf	2010	2010	60,758	61,394
Baltic Wind	2009	2010	27,927	28,247
Baltic Cove	2010	2010	28,153	28,463
Baltic Breeze	2010	2010	28,721	29,032
TOTAL			$323,895	$327,230

$ 22 Million Term Loan Facility
Baltic Fox	2010	2013	20,090	20,299
Baltic Hare	2009	2013	19,044	19,257
TOTAL			$39,134	$39,556

$ 44 Million Term Loan Facility
Baltic Lion	2012	2013	35,661	51,301
Baltic Tiger	2011	2013	33,149	49,181
TOTAL			$68,810	$100,482

2014 Term Loan Facilities
Baltic Hornet	2014	2014	28,801	28,942
Baltic Wasp	2015	2015	29,045	—
TOTAL			$57,846	$28,942

Consolidated Total			$489,685	$496,210

If we were to sell a vessel or hold a vessel for sale, and the carrying value of the vessel were to exceed its fair market value, we would record a loss in the amount of the difference.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The international shipping industry is a capital intensive industry, requiring significant amounts of investment.  Effective April 16, 2010, we entered into the 2010 Credit Facility, which has provided us with financing for completed vessel acquisitions as well as working capital borrowings.  Effective December 31, 2014, we entered into the $148 Million Credit Facility which was used to refinance the existing indebtedness under the 2010 Credit Facility on January 7, 2015.  Additionally, effective August 30, 2013 and December 3, 2013, we entered into the $22 Million Term Loan Facility and the $44 Million Term Loan Facility, respectively, which provided us with financing for the purchase of four vessels during the year ended December 31, 2013.  Lastly, effective October 8, 2014, we entered into the 2014 Term Loan Facilities which provided us with financing for the purchase of two vessels during the year ended December 31, 2014.  Our interest expense under any such credit facility will be affected by changes in LIBOR rates as outstanding debt on the amended 2010 Credit Facility and the $148 Million Credit Facility is based on LIBOR plus an applicable margin of 3.00% per annum and is based on three-month LIBOR plus an applicable margin of 3.35% per annum on the outstanding debt under the $22 Million Term Loan Facility and the $44 Million Term Loan Facility.  Additionally, interest expense under the 2014 Term Loan Facilities is based on three-month LIBOR plus an applicable margin of 2.50%.  Increasing interest rates could adversely impact our future earnings.  A 1% increase in LIBOR would result in an increase of $468 in interest expense for the three months ended March 31, 2015.

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

In April 2015, six class action complaints were filed in the Supreme Court of the State of New York, County of New York, styled Erol Sarikaya v. Peter C. Georgiopoulos et al., Index No. 651244/2015, filed on April 15, 2015, voluntarily dismissed, and refiled as Joshua Bourne v. Peter C. Georgiopoulos et al., Index No. 651429/2015, filed on April 28, 2015, Justin Wilson v. Baltic Trading Ltd., et al., Index No. 651241/2015, filed on April 15, 2015, Sangeetha Ganesan v. Baltic Trading Limited et al., Index No. 651279/2015, filed on April 17, 2015, Edward Braunstein v. Peter C. Georgiopoulos et al., Index No. 651368/2015, filed on April 23, 2015, Larry Williams v. Baltic Trading Ltd., et al., Index No. 651371/2015, filed on April 23, 2015, and Larry Goldstein and Bernhard Stomporowski v. John C. Wobensmith et al., Index No. 651407/2015, filed on April 27, 2015. All six complaints purport to be brought by and on behalf of the Company’s shareholders. The plaintiff in each action alleges the proposed merger does not fairly compensate the Company’s shareholders and undervalues the Company. Each lawsuit names as defendants some or all of the Company, Genco, the individual members of the Company’s board, the Company’s and Genco’s President and Genco’s merger subsidiary. The claims generally allege (i) breaches of fiduciary duties of good faith, due care, disclosure to shareholders, and loyalty, including for failing to maximize shareholder value, and (ii) aiding and abetting those breaches. Among other relief, the complaints seek an injunction against the merger, declaratory judgments that the individual defendants breached fiduciary duties, rescission of the merger agreement, and unspecified damages.  The Company does not believe that it is probable that the resolution of these matters will have a material financial reporting consequence.

ITEM 1A.                 RISK FACTORS

The information set forth under the section entitled “Risk Factors” in the Genco’s Registration Statement on Form S-4 filed with the SEC on May 4, 2015 is incorporated herein by reference.

Item 6.  EXHIBITS

Exhibit	Document
2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(2)

3.2	Baltic Trading Limited Amended and Restated By-Laws, adopted April 7, 2015.(1)

4.1	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(3)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(1)

10.3	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(4)

10.4	Pledge and Security Agreement made by the Pledgors named therein to Nordea Bank Finland plc, New York Branch, as Security Agent and Deposit Account Bank, dated as of January 7, 2015.(5)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(1)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(2)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(3)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2014.

(4)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.

(5)                                 Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

(Remainder of page left intentionally blank)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTIC TRADING LIMITED

DATE: May 8, 2015	By:	/s/ John C. Wobensmith
John C. Wobensmith
President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Document
2.1	Agreement and Plan of Merger, dated as of April 7, 2015, by and among Genco Shipping & Trading Limited, Poseidon Merger Sub Limited and Baltic Trading Limited.(1)

2.2	Stock Purchase Agreement, dated as of April 7, 2015, by and between Genco Shipping & Trading Limited and Baltic Trading Limited.(1)

3.1	Amended and Restated Articles of Incorporation of Baltic Trading Limited.(2)

3.2	Baltic Trading Limited Amended and Restated By-Laws, adopted April 7, 2015.(1)

4.1	Baltic Trading Limited 2010 Equity Incentive Plan, as amended and restated as of March 13, 2014.(3)

10.1	Voting and Support Agreement, dated as of April 7, 2015, by and among Baltic Trading Limited, Genco Shipping & Trading Limited, and the entities listed on Schedule A thereto.(1)

10.2

First Supplemental Agreement to Secured Loan Facility Agreement, dated as of April 7, 2015, by and among Baltic Tiger Limited, Baltic Lion Limited, Baltic Trading Limited, DVB Bank SE, and the lenders listed on Schedule 1 thereto.(1)

10.3	Letter Agreement dated April 30, 2015 between Baltic Trading Limited and John C. Wobensmith.(4)

10.4	Pledge and Security Agreement made by the Pledgors named therein to Nordea Bank Finland plc, New York Branch, as Security Agent and Deposit Account Bank, dated as of January 7, 2015.(5)

31.1	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101

The following materials from Baltic Trading Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)                                 Filed with this report.

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

(1)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2015.

(2)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 9, 2010.

(3)                                 Incorporated by reference to Baltic Trading Limited’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2014.

(4)                                 Incorporated by reference to Baltic Trading Limited’s Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.

(5)                                 Incorporated by reference to Baltic Trading Limited’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

(Remainder of page left intentionally blank)